Form 10-Q
period 1994-12-31
ESSEF CORP
filed 1995-02-08
CIK 814037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

Form 10-Q
- ---------

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT Of 1934

       For the quarterly period ended       December 31, 1994
                                      -------------------------------

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT Of 1934

       For the transition period from ______________  to  _______________

Commission File Number     0-15902
                       --------------------------------------------------

                            ESSEF Corporation
- -------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          Ohio                                   34-0777631
- -------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

    220 Park Drive, Chardon, Ohio                        44024
- -------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (216) 286-2200
                                                   ----------------------

                                None
- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No        N/A
    -----     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            Class                     Outstanding at February 6, 1995
- --------------------------------    -------------------------------------
   Common Shares, no par value              4,869,419  Shares

                              ESSEF CORPORATION
                                  Form 10-Q

                     For Quarter Ended December 31, 1994

                                    INDEX

                                                            Sequential
                                                             Page No.
                                                            ----------
Part I - Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 1994 and September 30, 1994........... 3-4
          Condensed Consolidated Statements of Operations -
            Three Months Ended December 31, 1994 and 1993...... 5
          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended December 31, 1994 and 1993...... 6
          Notes to Condensed Consolidated Financial
            Statements......................................... 7-10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.... 11-12

Part II - Other Information

     Item 1.  Legal Proceedings................................ 13

     Item 2.  Changes in Securities............................ 13

     Item 4.  Submission of Matters to a Vote of Security
              Holders.......................................... 13

     Item 5.  Other Information................................ 13

     Item 6.  Exhibits and Reports on Form 8-K................. 14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ESSEF CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                 December 31,     September 30,
                                                    1994              1994
                                                 ------------     -------------
ASSETS                                           (unaudited)
- ------
Current Assets
    Cash and cash equivalents..............        $ 1,071           $ 2,509
    Accounts receivable, net ..............         24,463            20,983
    Inventories, net ......................         13,614            11,789
    Other current assets...................          1,010             1,221
                                                   -------           -------
       Total current assets................         40,158            36,502

Property, Plant and Equipment, at cost
    Land...................................            350               350
    Buildings..............................         16,710            16,689
    Machinery and equipment................         50,715            49,510
    Construction-in-progress...............          2,475             1,381
                                                   -------           -------
                                                    70,250            67,930
    Less accumulated depreciation..........         39,698            38,376
                                                   -------           -------
       Net property, plant and equipment...         30,552            29,554

Other Assets
    Receivable under agreement for deed....          4,059             4,079
    Goodwill, net..........................          3,102             3,123
    Other..................................            975               913
                                                   -------           -------
       Total other assets..................          8,136             8,115
                                                   -------           -------

                                                   $78,846           $74,171
                                                   =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
    Current maturities of long-term debt...        $ 1,429           $ 1,436
    Accounts payable.......................          8,074             6,716
    Other current liabilities .............          7,476            10,138
                                                   -------           -------
          Total current liabilities........         16,979            18,290

Long-Term Debt ............................         21,239            16,246
Other Long-Term Liabilities................          1,785             1,739
                                                   -------           -------
          Total liabilities................         40,003            36,275

Shareholders' Equity
    Preferred shares without par value,
      authorized 1,000,000 shares,
      none issued...........................            --               --
    Common shares without par value,
      authorized 15,000,000 shares, issued
      4,970,498 and 4,970,250 shares less
      101,330 treasury shares at cost,
      stated  at............................        15,069           15,045
    Retained earnings.......................        22,398           21,501
    Cumulative foreign currency translation
       adjustment...........................         1,376            1,350
                                                   -------          -------
           Total shareholders' equity.......        38,843           37,896
                                                   -------          -------
                                                   $78,846          $74,171
                                                   =======          =======





The accompanying Notes To Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                      ESSEF CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Dollars in thousands,
                            except per share data)
                                 (unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                    --------------------
                                                      1994         1993
                                                    -------      -------
Net Sales..................................         $32,019      $24,658
Cost of Sales..............................          23,068       17,454
                                                    -------      -------
    Gross Profit...........................           8,951        7,204

Operating Expenses.........................           7,093        5,905
                                                    -------      -------
    Income from Operations.................           1,858        1,299

Interest Expense...........................             390          135

Other (Income) Expense.....................              66         (187)
                                                    -------      -------

    Income Before Income Taxes.............           1,402        1,351

Provision for Income Taxes ................             505          516
                                                    -------      -------

    Net Income ............................         $   897      $   835
                                                    =======      =======


Average Number of Shares Outstanding.......       5,746,248    5,710,504


Net Income Per Share.......................         $   .16      $   .15
                                                    =======      =======


Cash Dividends Per Common Share............         $    --      $    --
                                                    =======      =======





The accompanying Notes To Condensed Consolidated Financial Statements are an integral part of these statements.

                      ESSEF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                          --------------------
                                                            1994         1993
                                                          -------      -------
Cash Flows From Operating Activities
  Net Income.........................................     $   897      $   835
     Adjustments to reconcile net income
     to net cash flows from operating activities
        Depreciation and Amortization................       1,310        1,363
        Stock option compensation (income) expense             24          (16)
        Loss on sale of fixed assets.................          --            7
  (Increase) Decrease in
     Accounts receivable.............................      (3,464)      (3,538)
     Inventories.....................................      (1,819)      (1,452)
     Prepayments.....................................        (156)          --
     Deferred income taxes...........................          --         (394)
  (Decrease) Increase in
     Accounts payable................................       1,353        3,631
     Other current liabilities.......................      (2,298)        (885)
  Other long-term liabilities........................           6           39
  Other, net.........................................         (21)          53
                                                          -------      -------
     Net cash flows from operating activities........      (4,168)        (357)
                                                          -------      -------

Cash Flows From Investing Activities
  Additions to property, plant and
     equipment.......................................      (2,297)        (819)
                                                          -------      -------
     Net cash flows from investing activities........      (2,297)        (819)
                                                          -------      -------

Cash Flows From Financing Activities
  Borrowing on outstanding debt, net.................       4,986          783
                                                          -------      -------
     Net cash flows from financing activities........       4,986          783
                                                          -------      -------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents...............................          41          (36)
                                                          -------      -------

Net (Decrease) in Cash...............................      (1,438)        (429)
Cash and Cash Equivalents Balance - Beginning........       2,509        2,836
                                                          -------      -------
Cash and Cash Equivalents Balance - Ending...........     $ 1,071      $ 2,407
                                                          =======      =======





The accompanying Notes To Condensed Consolidated Financial Statements are an integral part of these statements.

                      ESSEF CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of the Company the accompanying unaudited Condensed Consolidated Financial Statements consist of normal adjustments and accruals necessary to present fairly the Company's financial position as of December 31, 1994, the results of its operations for the three month periods ended December 31, 1994 and 1993, and its cash flows for the three month periods ended December 31, 1994 and 1993.

       These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders, sections of which are incorporated by reference into the Company's Form 10-K filed for the fiscal year ended September 30, 1994.

(2)    Inventories

       Inventories are valued as follows:
       (Dollars in thousands)                  December 31,         September 30,
                                                   1994                 1994
                                               ----------------------------------
                                               (unaudited)
         Raw materials......................    $ 7,054              $ 8,418
         Work-in-process....................      1,771                1,306
         Finished goods.....................      6,519                3,374
                                                -------              -------
           Inventories at FIFO cost.........     15,344               13,098

         Less:  Allowance to reduce carrying
           value to LIFO cost...............     (1,730)              (1,309)
                                                -------              -------
              Net Inventories...............    $13,614              $11,789
                                                =======              =======


(3)    Receivable Under Agreement for Deed

       As part of the proceeds from the sale of the remaining assets of FAME Plastics, Inc., now known as Sanford Technology Corporation, the Company received a $6.5 million receivable under an Agreement for Deed which bears interest at 12%. Interest only was paid on a quarterly basis through December 1, 1993. Monthly principal and interest payments were scheduled to begin on February 1, 1994. The scheduled interest and principal payments due in fiscal 1995 on the part of the receivable allocated to machinery and equipment ($750,000) have not been received. The remainder of the $6.5 million receivable ($5,750,000) was allocated to real estate, and the scheduled monthly principal payments due beginning on February 1, 1994 on the real estate portion, have not been received. The quarterly interest due

       September 1, and December 1, 1994, on the real estate portion has not been paid. The debtor has requested a restructuring of the Agreement for Deed. Discussions are continuing, however, no agreement has been reached.


 (4)   Long-Term Debt

       The Company and its bank group entered into an unsecured $33,000,000 revolving loan, an acquisition-related line of credit in the maximum aggregate amount of $10,000,000, and an additional term loan facility in the maximum aggregate amount of $10,000,000. The revolving loan extends through January 31, 1997 and may be extended in one year increments with the approval of the bank group. The term loan is payable beginning June 30, 1994 in equal quarterly installments using a seven year amortization schedule with the unpaid principal balance outstanding due January 31, 1997. Interest rates for both the revolver, acquisition-related line of credit, and term loan are based on increments over the lead bank's base lending rate or LIBOR rate at the Company's option. Currently the increments are 1-7/8 percentage points over LIBOR and zero points above the base lending rate for the revolver, and increments for the term loan and acquisition-related line of credit are 2-1/8 percentage points over LIBOR and 1/4 percent over base lending rate. The agreement contains certain performance criteria, which if met, will cause the base lending rate and LIBOR interest rates to be reduced up to 1/4 and 1-1/4 percentage points respectively. A 3/8 percent commitment fee is payable on the unused portion of the revolver and the acquisition-related line of credit. The Company's Belgium subsidiary has a line of credit available of approximately $1,200,000. There are no outstanding borrowings at December 31, 1994.

       The Company is in compliance with all of its covenants under the new credit facility. As of December 31, 1994, interest rates for the revolving debt and the term loan ranged from 7.1% to 8.8%.

                                                                             Long-Term Debt
                                                                    December 31,          September 30,
                                                                        1994                   1994
                                                                    ------------          -------------
          (Dollars in thousands)                                    (unaudited)
          Term Loan                                                       9,286                   9,643
          Revolving credit agreement                                     13,350                   8,000
          Other loans                                                        32                      39
                                                                        -------                 -------
                                                                         22,668                  17,628
          Less current maturities                                         1,429                   1,436
                                                                        -------                 -------
          Long-Term Debt                                                $21,239                 $16,246
                                                                        =======                 =======

(5) The following components of other current liabilities were in excess of 5% of total current liabilities:

                                                                    December 31,       September 30,
                                                                        1994                1994
                                                                    ------------       -------------
          (Dollars in thousands)                                    (unaudited)
          Accrued compensation                                        $1,214              $3,567
          Product liability retention                                 $  895              $  931

(6) The following represents supplemental cash flow information of the Company.

                                                                 Three Months Ended December 31,
                                                                 -------------------------------
          (unaudited)                                               1994                1993
          (Dollars in thousands)                                 -----------         -----------
          Interest Paid                                               $  466              $   70
          Income Taxes Paid                                           $   --              $  129

(7) On March 7, 1994, Purex Pool Systems, Inc. (Purex), an indirect wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Purex Pool Products Division of Hydrotech Chemical Corporation (Hydrotech), a subsidiary of Great Lakes Chemical Company. The assets acquired consist of equipment, inventory, and intellectual property used by Hydrotech in the manufacturing of filters, pumps, lights, and heaters for swimming pools and spas. The purchase price, including liabilities assumed, totaled approximately $13.6 million. Approximately $6 million has been allocated to inventory, $3 million to machinery and equipment, and $4 million to goodwill and deferred taxes. Assets, liabilities, and results of operations since March 7, 1994 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to assets and liabilities acquired based upon the preliminary estimate of their fair market values at the date of acquisition. Adjustments to the purchase price allocation may result from additional valuations and analysis.
       The table below summarizes the unaudited consolidated liabilities, and results of operations since March 7, 1994 are included in the accompanying consolidated financial statements. The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to assets and liabilities acquired based upon the preliminary estimate of their fair market values at the date of acquisition. Adjustments to the purchase price allocation may result from additional valuations and analysis. The table below summarizes the unaudited consolidated proforma results of operations assuming the acquisition had occurred at the beginning of the earliest period presented with adjustments primarily attributable to the amortization of intangible assets, interest expense related to changes in debt, and depreciation expense relating to fair value of assets acquired.

       (Unaudited)                                                  Three Months Ended
       (Dollars in thousands except share data)                         December 31
                                                                    ------------------
                                                                     1994       1993
                                                                    -------    -------
       Net Sales                                                    $32,019    $30,326
       Net Income                                                   $   897    $   561
       Net Income per Share                                         $   .16    $   .10

       These proforma results have been presented for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the earliest period presented, or of results which may occur in the future.

(8)    Financial Instruments

       The Company has financial instruments which consist primarily of cash and cash equivalents, long-term debt, and a receivable under agreement for deed. In October 1994 the Financial Accounting Standards Board issued Statement No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The Company is required to adopt the new accounting and disclosure rules no later than its fiscal year ending September 30, 1996. The Company has not yet determined the date of adoption of the Standard. Based upon existing conditions and a preliminary review, the Company expects that adoption of the new Standard will not have a significant effect on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

              THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH
                     THREE MONTHS ENDED DECEMBER 31, 1993


Net Sales

Net sales of $32,019,000 increased 29.9% from 1993 net sales of $24,658,000. The water treatment and systems equipment segment reported a .6% increase in sales to $15,348,000. The swimming pool and spa equipment segment sales of $16,671,000 increased 77.4% over last year. In March, 1994, the Company acquired the assets and assumed certain liabilities of Purex Pool Systems, Inc. (Purex) as described in Note 7. Without the impact of Purex Pool Systems, the swimming pool and spa equipment segment sales would have increased 22.6%.

Sales generated by the Company's European subsidiary were approximately 11% of total U.S. dollar sales. The average U.S. dollar exchange rate used to translate the results of operations as of December 31, 1994 weakened by 12% compared to December 31, 1993.

The Company had a backlog of orders believed by it to be firm of approximately $14.3 million and $11.4 million as of December 31, 1994 and December 31, 1993, respectively.

Cost and Expenses

Cost of sales increased from 70.8% to 72.1% of net sales in fiscal 1995. Together with a 29.9% increase in net sales, this resulted in a 24.3% increase in the Company's gross profit from $7,204,000 to $8,951,000. The increased cost of sales percentage was primarily the result of an increase in material cost as a percentage of sales. During this year's first quarter, raw material price increases occurred, while the majority of the Company's price increases will not take effect until the second quarter. The addition of Purex, which has higher manufacturing costs than other business units of the Company, also contributed to the increased cost of sales percentage.

Operating expenses, consisting of administrative, selling, and engineering and development expenses, increased $1,188,000 to $7,093,000. As a percentage of sales, these expenses decreased from 24.0% to 22.2%. The percentage of sales decrease is a result of better management of administrative expenses. The addition of Purex operating expenses accounted for 65% of this increase.

Interest Expense

Interest expense increased by $255,000 to $390,000. This primarily was the result of an approximate 77% increase in average outstanding borrowings of the Company, caused by the acquisition of Purex and an increase in the effective interest rate of about 200 basis points.

Other Income

Other income in 1993 relates primarily to interest income received pursuant to a receivable under an Agreement for Deed related to the sale of assets of the Company's former Fame Plastics, Inc. subsidiary. In 1994, the debtor made no interest payments and has requested a restructuring of the agreement (See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS: NOTE 3).

Income Taxes

The Company recorded a $505,000 provision in 1994 which represents an effective tax rate of 36%. In 1993 the Company recorded a $516,000 provision which represented an effective tax rate of 38.2%.

Net Income

The Company reported net income of $897,000 as compared to a 1993 net income of $835,000. The change between years is a result of sales growth resulting in increased income from operations. This was offset partially by increased interest expense and a decrease in other income.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $23,179,000 at December 31, 1994 compared to $18,212,000 at September 30, 1994, and the ratio of current assets to current liabilities increased to 2.37 to 1.00 from 2.00 to 1.00. The increase in working capital is due to a $3.5 million increase in net accounts receivable, a $1.8 million increase in net inventories and a $2.3 million reduction in other current liabilities offset by a $1.4 decrease in cash and a $1.4 million increase in accounts payable.

The increases in accounts receivable, inventory, and accounts payable reflect normal seasonal working capital requirements. The reduction in accrued expenses is primarily related to the payment of management and employee fiscal 1994 bonuses during the quarter.

Capital expenditures for the first three months of fiscal year 1995 totaled $2,297,000 compared to $819,000 for the same period last year, and were funded from net income, depreciation and borrowing. The difference in capital expenditures relates to building renovations, investment in tooling for new and existing products, and the acquisition of Purex in March, 1994.

The Company is in compliance with all of its covenants under the new credit facility. As of December 31, 1994, interest rates for the revolving debt outstanding ranged from 7.1% to 8.8%.

As of the end of December, 1994, the Company had foreign assets of approximately $10.3 million principally located in Belgium. The assets were converted at quarter end using a U.S. dollar exchange rate that was essentially the same when compared to September 30, 1993.

The Company does not have any material post retirement benefits, and thus will not experience any significant effect resulting from SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, "Employers Accounting for Postemployment Benefits."

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         No change.

Item 2.  Changes in Securities

         No change.

Item 4.  Submission of Matters to a Vote of the Security Holders.

The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders held January 25, 1995, with the results indicated:

         Proposal 1)   To elect one (1) director to hold office until the
         Annual Meeting of Shareholders in 1997 and until his respective successor is duly elected and qualified;

         Votes cast FOR the election of Mr. Ross:              4,342,711
         Votes cast AGAINST the election of Mr. Ross:             -0-
         Votes WITHHELD:                                          39,238

         Shares held by brokers and nominees:                  3,477,766
         Shares held by brokers and nominees not voted
         (broker non-votes):                                     410,908

         Outstanding shares entitled to vote:                  4,868,920


Item 5.  Other Information

         Change in Registrant's Certifying Accountants

         The Company has dismissed Arthur Andersen LLP (Andersen) as its principal independent accountant and has engaged Deloitte & Touche LLP to serve as its independent accountant, both on February 2, 1995. Andersen's reports on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's Audit Committee. During the Company's two most recent fiscal years, and for the quarter ended December 31, 1994, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in their report.

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits


              Exhibit No.
              -----------
                 16.1              Letter Regarding Change in Certifying
                                   Accountants, dated February 8, 1995, filed
                                   herewith.

                 27                Financial Data Schedule

         (b)  Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ESSEF Corporation
                                   (Registrant)



                               /s/ Thomas B. Waldin
                               -----------------------------------
                                   Thomas B. Waldin
                                   President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                               /s/ Theodore A. Havens
                               -----------------------------------
                                   Theodore A. Havens
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal Accounting Officer)





Date:  February 8, 1995

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                              _________________




                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarter ended December 31, 1994
                         Commission File No. 0-15902


                               _______________


                              Essef Corporation


                                EXHIBIT VOLUME

                              Essef Corporation
                                  Form  10-Q

                   For the Quarter Ended December 31, 1994

                      Exhibit Volume - Table of Contents

     Exhibits filed with and sequentially numbered as part of the report





                                                     Sequential
                                                      number of
Exhibit                                                page of
Number      Exhibit Description                      full report
- -------     -------------------                      -----------
16.1        Letter Regarding Change in Certifying        18
            Accountants, dated February 8, 1995,
            filed herewith.

27          Financial Data Schedule
