Form 10-Q/A
period 1994-12-31
ESSEF CORP
filed 1995-03-02
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q/A
- ---------
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the quarterly period ended December 31, 1994
                                    -----------------
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from ______________  to  _______________
Commission File Number     0-15902
                         ----------------------------------------------
                              ESSEF Corporation
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                      34-0777631
     --------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                   Identification No.)

          220 Park Drive, Chardon, Ohio                        44024
    ---------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code  (216) 286-2200
                                                         --------------
                                     None
   -----------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No
N/A                                                              ----     ----
    ----
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

          Class                           Outstanding at February 6, 1995
- -------------------------------         -------------------------------------
  Common Shares, no par value                     4,869,419  Shares

PART II.  OTHER INFORMATION


Item 5.  Other Information

         Change in Registrant's Certifying Accountants

         The Company has dismissed Arthur Andersen LLP (Andersen) as its principal independent accountant and has engaged Deloitte & Touche LLP to serve as its independent accountant, both on February 2, 1995. Andersen's reports on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's Audit Committee. During the Company's two most recent fiscal years, and for the period ended February 2, 1995, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of the disagreements in their report.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 Exhibit No.
                 -----------
                 16.1 Letter Regarding Change in Certifying Accountants, dated March 1, 1995, filed herewith.

                 27                  Financial Data Schedule (previously filed)

         (b)     Form 8-K

                 No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  ESSEF Corporation
                                                  (Registrant)




                                                  Thomas B. Waldin
                                                  ----------------
                                                  Thomas B. Waldin
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)




                                                  Theodore A. Havens
                                                  ------------------
                                                  Theodore A. Havens
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Principal Accounting Officer)





Date: March 1, 1995

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                ______________



                                  FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarter ended December 31, 1994
                          Commission File No.  0-15902


                                 ___________

                              Essef Corporation


                                EXHIBIT VOLUME

                               Essef Corporation
                                  Form 10-Q/A

                    For the Quarter Ended December 31, 1994

                       Exhibit Volume - Table of Contents

      Exhibits filed with and sequentially numbered as part of the report





                                                                Sequential
                                                                 number of
Exhibit                                                           page of
Number           Exhibit Description                            full report
- ------           -------------------                            -----------
16.1             Letter Regarding Change in Certifying                6
                 Accountants, dated March 1, 1995,
                 filed herewith.

27               Financial Data Schedule (previously filed)