Form 10-Q
period 1995-03-31
ESSEF CORP
filed 1995-05-15
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the quarterly period ended       March 31, 1995
                                          --------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from _______________ to ________________

Commission File Number     0-15902

                                ESSEF Corporation
             (Exact name of registrant as specified in its charter)

       Ohio                                      34-0777631
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

    220 Park Drive, Chardon, Ohio                        44024
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (216) 286-2200

                                  None
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No       N/A
                                               ---      ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

          Class                     Outstanding at May 9, 1995
Common Shares, no par value               4,875,416 Shares

                                ESSEF CORPORATION
                                    Form 10-Q

                        For Quarter Ended March 31, 1995

                                      INDEX

                                                          Sequential
                                                           Page No.
                                                          ----------
Part I - Financial Information

   Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
            March 31, 1995 and September 30, 1994................. 3
          Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended March 31, 1995
            and 1994.............................................. 4
          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended March 31, 1995 and 1994.............. 5
          Notes to Condensed Consolidated Financial
            Statements............................................ 6-8
     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations....... 9-11

Part II - Other Information

     Item 1.  Legal Proceedings................................... 12

     Item 2.  Changes in Securities............................... 12

     Item 6.  Exhibits and Reports on Form 8-K.................... 13-23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                March 31,    September 30,
                                                   1995          1994
                                                -----------  -------------
ASSETS                                          (unaudited)
Current Assets
    Cash and cash equivalents .............       $ 1,451       $ 2,509
    Accounts receivable, net ..............        40,245        20,983
    Inventories, net ......................        14,922        11,789
    Other current assets ..................         2,036         1,221
                                                  -------       -------
       Total current assets ...............        58,654        36,502
Property, Plant and Equipment, net ........        31,106        29,554
Other Assets ..............................         8,427         8,115
                                                  -------       -------
                                                  $98,187       $74,171
                                                  =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current maturities of long-term debt ..       $ 1,429       $ 1,436
    Accounts payable ......................        10,854         6,716
    Other current liabilities .............         8,871        10,138
                                                  -------       -------
           Total current liabilities ......        21,154        18,290

Long-Term Debt ............................        31,774        16,246
Other Long-Term Liabilities ...............         3,235         1,739
                                                  -------       -------
           Total liabilities ..............        56,163        36,275

Shareholders' Equity
    Preferred shares without par value,
       authorized 1,000,000 shares,
       none issued ........................          --            --
    Common shares without par value,
       authorized 15,000,000 shares, issued
       4,975,746 and 4,970,250 shares less
       101,330 treasury shares at cost,
       stated at ..........................        15,116        15,045
    Retained earnings .....................        24,523        21,501
    Cumulative foreign currency translation
       adjustment .........................         2,385         1,350
                                                  -------       -------
           Total shareholders' equity .....        42,024        37,896
                                                  -------       -------
                                                  $98,187       $74,171
                                                  =======       =======

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands,
                             except per share data)
                                   (unaudited)

                                           Three Months Ended                    Six Months Ended
                                                March 31,                            March 31,
                                     ------------------------------        ------------------------------
                                         1995              1994               1995               1994
                                     -----------        -----------        -----------        -----------
Net Sales ....................       $    39,926        $    32,181        $    71,945        $    56,839
Cost of Sales ................            28,401             21,909             51,469             39,363
                                     -----------        -----------        -----------        -----------
     Gross profit ............            11,525             10,272             20,476             17,476

Operating Expenses ...........             8,048              7,009             15,141             12,914
                                     -----------        -----------        -----------        -----------
     Income from Operations ..             3,477              3,263              5,335              4,562

Interest Expense .............               600                273                990                408

Other (Income) ...............              (443)              (203)              (377)              (390)
                                     -----------        -----------        -----------        -----------
Income Before Income Taxes ...             3,320              3,193              4,722              4,544

Provision for Income Taxes ...             1,195              1,230              1,700              1,746
                                     -----------        -----------        -----------        -----------
Net Income ...................       $     2,125        $     1,963        $     3,022        $     2,798
                                     ===========        ===========        ===========        ===========


Weighted Average Common Shares
Outstanding ..................         5,750,349          5,758,300          5,746,384          5,736,515

Earnings Per Share ...........       $       .37        $       .34        $       .53        $       .49










The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)

                                                                Six Months Ended
                                                                    March 31,
                                                            ------------------------
                                                              1995            1994
                                                            --------        --------
Cash Flows from Operating Activities
  Net Income ........................................       $  3,022        $  2,798
  Adjustments to reconcile net income
       to net cash flows from operating activities
           Depreciation and amortization ............          3,137           2,761
           Stock option compensation expense ........             71              73
   Change in Operating Assets and Liabilities
       Accounts  receivable .........................        (18,829)        (15,486)
       Inventories ..................................         (2,881)         (3,868)
       Other current assets .........................           (808)             (4)
       Accounts payable .............................          3,947           4,099
       Other current liabilities ....................         (1,422)           (694)
       Other long-term liabilities ..................          1,479              70
                                                            --------        --------
       Net cash flows from operating activities .....        (12,284)        (10,251)
                                                            --------        --------
Cash Flows from Investing Activities
    Additions to property, plant and
       equipment ....................................         (4,156)         (2,272)
    Other, net ......................................           (334)           (119)
    Acquisition of business .........................           --           (10,147)
                                                            --------        --------
            Net cash flows from investing
               activities............................         (4,490)        (12,538)
                                                            --------        --------
Cash Flows from Financing Activities
    Borrowing on outstanding debt, net ..............         15,521          21,658
                                                            --------        --------
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents ............................            195              50
                                                            --------        --------
Net (Decrease) in Cash ..............................         (1,058)         (1,081)
Cash and Cash Equivalents Balance - Beginning .......          2,509           2,836
                                                            --------        --------
Cash and Cash Equivalents Balance - Ending ..........       $  1,451        $  1,755
                                                            ========        ========


Supplemental Cash Flow Information
       Interest paid ................................       $    982        $    321
                                                            ========        ========
       Income taxes paid ............................       $     40        $  1,985
                                                            ========        ========




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of the Company the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments and accruals necessary to present fairly the Company's financial position as of March 31, 1995, the results of its operations for the three month and six month periods ended March 31, 1995 and 1994, and its cash flows for the six month periods ended March 31, 1995 and 1994.

       These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders, sections of which are incorporated by reference into the Company's Form 10-K filed for the fiscal year ended September 30, 1994. The results of operations for the three month and six month periods ended March 31, 1995 may not necessarily be indicative of the operating results for the full year.

(2)    Inventories


       Inventories are valued as follows:
       (Dollars in thousands)                   March 31,    September 30,
                                                   1995          1994
                                                -------------------------
                                                 (unaudited)
         Raw materials......................    $ 7,870           $ 8,418
         Work-in-process....................      2,261             1,306
         Finished goods.....................      6,573             3,374
                                                -------           -------
           Inventories at FIFO cost.........     16,704            13,098
           Less:  Allowance to reduce carrying
           value to LIFO cost...............     (1,782)           (1,309)
                                                -------           -------
              Net Inventories...............    $14,922           $11,789
                                                =======           =======



(3)    Receivable under Agreement for Deed

       The Company has restructured the original Agreement for Deed which was for the sale of the remaining assets of Fame Plastics, Inc., now known as Sanford Technology Corporation to Apogee Plastics. Subsequent to the sale of Fame, Apogee Plastics was acquired by Apogee Acquisition Corporation which acquired and assumed all rights and obligations of Apogee Plastics under the Agreement for Deed. Simultaneously with the assumption, the face value of the note was reduced to $4.6 million, a payment for $ .75 million was then made to reduce the receivable to $3.85 million. The receivable bears interest at 10% and requires interest payments from April 1, 1995 through March 1, 1996, at which time a $.25 million principal payment is due. Interest and principal payments, based on a 15 year amortization, are required monthly beginning April 1,1996 through and including February 1, 2000. On March 1, 2000 there shall be due and payable a final payment in an amount equal to the entire unpaid principal balance and all unpaid accrued interest.

(4) Long-Term Debt

    Effective January 3, 1995, the Company amended its agreement with its bank group. The amendment reduced borrowing rates as follows:


                                               Current Rate                 Previous Rate              Reduction
                                            -----------------            -------------------        ---------------
                                            Libor         BLR            Libor           BLR
                                             Plus        Plus             Plus          Plus        Libor       BLR
                                            -----        ----            -----          ----        -----       ---
    Revolving Credit                        1.375%        0%             1.875%           0%          .5%         0%
    Agreement

    Term & acquisition                      1.625%        0%             2.125%         .25%          .5%       .25%
    Loan


    The Company is in compliance with all of its covenants under the new credit facility. As of March 31, 1995, interest rates for the revolving debt and the term loan ranged from 7.56% to 9.0%.

    Long-term debt consists of
          the following:

                                                                         March 31,            September 30,
                                                                           1995                   1994
                                                                    ---------------         ---------------
          (Dollars in thousands)                                        (unaudited)
          Term loan                                                       8,571                   9,643
          Revolving credit agreement                                     24,600                   8,000
          Other loans                                                        32                      39
                                                                    -----------             -----------
                                                                         33,203                  17,628

          Less current maturities                                         1,429                   1,436
                                                                    -----------             -----------
          Long-term debt                                            $    31,774             $    16,246
                                                                    ===========             ===========


(5) The following components of other current liabilities were in excess of 5% of total current liabilities:

                                                                    March 31,               September 30,
                                                                      1995                      1994
                                                                    -----------             -------------
          (Dollars in thousands)                                    (unaudited)
          Accrued compensation                                      $    2,331              $     3,567
          Product liability retention                               $    1,015              $       931

(6) On March 7, 1994, the Company, acquired certain assets and assumed certain liabilities of the Purex Pool Products Division of Hydrotech Chemical Corporation, a subsidiary of Great Lakes Chemical Company. The assets acquired consisted of equipment, inventory, and intellectual property used in the manufacturing of filters, pumps, lights, and heaters for swimming pools and spas. The purchase price, including liabilities assumed, totaled approximately $13.6 million. The acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to assets and liabilities acquired based upon their fair market values at the date of acquisition. Assets, liabilities, and results of operations since March 7, 1994 are included in the accompanying condensed consolidated financial statements.

       The table below summarizes the unaudited consolidated proforma results of operations assuming the acquisition had occurred at the beginning of the earliest period presented with adjustments primarily attributable to the amortization of intangible assets, interest expense related to changes in debt, and depreciation expense related to fair value of assets acquired, as compared to actual results of operations for the periods ended March 31, 1995.

    (Unaudited)
    (Dollars in thousands,     Three Months Ended    Six Months Ended
    except per share data)           March 31             March 31
                               -------------------   -----------------
                                1995        1994       1995     1994
                               -------     -------   -------   -------
                                         (Proforma)          (Proforma)
    Net Sales                  $39,926     $35,567   $71,945   $65,893
    Net Income                 $ 2,125     $ 1,861   $ 3,022   $ 2,489
    Net Income per Share       $   .37     $   .32       .53       .44

       These proforma results have been presented for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the earliest period presented, or of results which may occur in the future.

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1994

NET SALES

Net sales of $39,926,000 increased 24.1% from 1994 net sales of $32,181,000. The water treatment and systems equipment segment reported an 8.6% increase in sales to $17,401,000. The swimming pool and spa equipment segment sales of $22,525,000 increased 39.5% over last year. In March, 1994, the Company acquired the assets and assumed certain liabilities of Purex Pool Systems, Inc. (Purex) as described in Note 6. Without the impact of Purex the swimming pool and spa equipment segment sales would have been approximately the same.

Sales generated by the Company's European subsidiary were approximately 13.5% of total U.S. dollar sales. The average U.S. dollar exchange rate used to translate the results of operations as of March 31, 1995 weakened by 15.2% compared to March 31, 1994 and had the effect of increasing sales and income from operations.

The Company had a backlog of orders believed by it to be firm of approximately $9.4 million and $7.4 million as of March 31, 1995 and March 31 1994, respectively.

COST AND EXPENSES

Cost of sales increased from 68.1% to 71.1% of net sales in fiscal 1995. This was primarily the result of an increase in material cost. During this year's second quarter, raw material price increases continued to occur. The addition of Purex, which has higher manufacturing costs than other business units of the Company, also contributed to the increased cost of sales percentage. The increase in net sales resulted in an increase in the Company's gross profit from $10,272,000 to $11,525,000.

Operating expenses, consisting of administrative, selling, and engineering and development expenses, increased $1,039,000 to $8,048,000. The addition of Purex operating expenses accounted for 57.3% of this increase. As a percentage of sales, these expenses decreased from 21.8% to 20.2%. The percentage of sales decrease is a result of better management of operating expenses and the allocation of the expenses over increased sales.

INTEREST EXPENSE

Interest expense increased by $327,000 to $600,000. This primarily was the result of an approximate 38% increase in average outstanding borrowings of the Company, caused by the acquisition of Purex and an increase in the effective interest rate of approximately 230 basis points.

OTHER INCOME

Other income in 1995 and 1994 relates primarily to interest income received pursuant to a receivable under an Agreement for Deed related to the sale of assets of the Company's former Fame Plastics, Inc. subsidiary. (As described in Note 3).

INCOME TAXES

The Company recorded a $1,195,000 provision in 1995 which represents an effective tax rate of 36%. In 1994 the Company recorded a $1,230,000 provision which represented an effective tax rate of 38.5%.

NET INCOME

The Company reported net income of $2,125,000 as compared to a 1994 net income of $1,963,000. The change between years is a result of the addition of Purex which was partially offset by decreased income at ENPAC and an increase in interest expense.

                  SIX MONTHS ENDED MARCH 31, 1995 COMPARED WITH
                         SIX MONTHS ENDED MARCH 31, 1994

NET SALES

Net sales of $71,945,000 increased 26.6% from 1994 net sales of $56,839,000. The water treatment and systems equipment segment reported a 4.7% increase in sales to $32,749,000. All products in this segment increased over the prior year except the Company's ENPAC subsidiary. The swimming pool and spa equipment segment sales of $39,196,000 increased 53.4% over last year.

Without the impact of Purex, the swimming pool and spa segment would have increased 8.3%.

Sales generated by the Company's European subsidiary were approximately 12.3% of total U.S. dollar sales and in U.S. dollars increased 22.4% over fiscal 1994 results.

COST AND EXPENSES

Cost of sales increased from 69.3% to 71.5% of net sales in fiscal 1995. This was primarily the result of an increase in material cost and from the addition of Purex which has a higher than average manufacturing cost. The Company's gross profit increased from $17,476,000 to $20,476,000 due to the strong sales growth. Operating expenses, consisting of administrative, selling, and engineering and development expenses, increased $2,227,000 to $15,141,000. The addition of Purex operating expenses accounted for 66.9% of this increase. As a percentage of sales, these expenses decreased from 22.7% to 21.1%.

INTEREST EXPENSE

Interest expense increased by $582,000 to $990,000. This was the result of an approximate 52% increase in average outstanding borrowings of the Company and a increase in the effective interest rate of approximately 220 basis points.

OTHER INCOME

Other income in 1995 and 1994 relates primarily to interest income received pursuant to a receivable under an Agreement for Deed related to the sale of assets of the Company's former Fame Plastics, Inc. subsidiary. (As described in Note 3).

INCOME TAXES

The Company recorded a $1,700,000 provision in fiscal 1995 which represents an effective tax rate of 36%. In fiscal 1994 the Company recorded a $1,746,000 provision which represents an effective tax rate of 38.4%.

NET INCOME

The Company reported net income of $ 3,022,000 as compared to a 1994 net income of $2,798,000. The change between years is a result of the addition of Purex offset by decreased income at ENPAC and increased interest expense.

                     LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $37,500,000 at March 31, 1995 compared to $18,212,000 at September 30, 1994, and the ratio of current assets to current liabilities increased to 2.77 to 1.00 from 2.00 to 1.00. The increase in working capital is due to a $19.3 million increase in net accounts receivable, a $3.1 million increase in net inventories offset by a $1.1 decrease in cash and a $4.1 million increase in accounts payable. The increases in accounts receivable, inventory, and accounts payable reflect normal seasonal working capital requirements.

Capital expenditures for the first six months of fiscal year 1995 totaled $4,156,000 compared to $2,272,000 for the same period last year, and were funded from net income, depreciation and borrowing. The difference in capital expenditures relates to building renovations, investment in tooling for new and existing products, and the acquisition of Purex in March, 1994.

As of the end of March, 1995, the Company had foreign assets of approximately $14.8 million principally located in Belgium. The assets were converted at quarter end using a U.S. dollar exchange rate that was 12.9% lower than September 30, 1994.

The Company does not have any material post retirement benefits, and thus will not experience any significant effect resulting from SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, "Employers Accounting for Postemployment Benefits."

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         No change.

Item 2.  Changes in Securities

         No change.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 Exhibit No.

                 10.1                              Amendment to Credit Agreement
                                                   between Essef Corporation and
                                                   Society National Bank, Agent
                                                   for banks named therein,
                                                   dated as of January 3, 1995.

                 10.2                              Amendment to Agreement for
                                                   Deed made as as of February
                                                   28, 1995 between Sanford
                                                   Technology Corporation, c/o
                                                   Essef Corporation, and Apogee
                                                   Plastics, Inc. and Apogee
                                                   Acquisition Corporation.

                 11                                Computation of Per Share
                                                   Earnings

                 27                                Financial Data Schedule

         (b)  Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the quarter ended March 31, 1995
                           Commission File No. 0-15902

                             ----------------------

                                Essef Corporation

                                 EXHIBIT VOLUME

                                Essef Corporation
                                    Form 10-Q

                      For the Quarter Ended March 31, 1995

                       Exhibit Volume - Table of Contents

       Exhibits filed with and sequentially numbered as part of the report


                                                                      Sequential
                                                                      number of
Exhibit                                                                page of
Number      Exhibit Description                                      full report
- -------     -------------------                                      -----------
10.1        Credit Agreement amendment between Essef                    16-18
            Corporation and Society National Bank,
            Agent for Banks named therein, dated
            January 3, 1995.

10.2        Amendment to Agreement for Deed made as                     19-22
            as of February 28, 1995 between Sanford
            Technology Corporation, c/o Essef
            Corporation, and Apogee Plastics Inc. and
            Apogee Acquisition Corporation.

11          Computation of Per Share Earnings                             23

27          Financial Data Schedule                                       24

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ESSEF Corporation
                                                  (Registrant)

                                                  /s/Thomas B. Waldin
                                                  -------------------------
                                                  Thomas B. Waldin
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                                  /s/Theodore A. Havens
                                                  -------------------------
                                                  Theodore A. Havens
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Principal Accounting Officer)

Date: May 10, 1995