Form 10-Q
period 1995-06-30
ESSEF CORP
filed 1995-08-14
CIK 814037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

Form 10-Q
---------

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT Of 1934

       For the quarterly period ended       June 30, 1995
                                      ------------------------
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                to
                                    --------------      ---------------
Commission File Number     0-15902
                       ------------------------------------------------


                              ESSEF Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Ohio                                  34-0777631
    ------------------------------           ------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
         Identification No.)                 incorporation or organization)


             220 Park Drive, Chardon, Ohio                       44024
     ----------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code  (216) 286-2200
                                                         ------------------


                                     None
     ----------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X       No          N/A
                            -----        -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

                  Class                       Outstanding at August 10,1995
     ----------------------------------       -----------------------------
        Common Shares, no par value                   4,876,641 Shares

                              ESSEF CORPORATION
                                  Form 10-Q

                       For Quarter Ended June 30, 1995

                                    INDEX

                                                                           Sequential
                                                                             Page No.
                                                                           -----------
Part I - Financial Information
     Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
            June 30, 1995 and September 30, 1994...............................    3
          Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended June 30, 1995
            and 1994 ..........................................................    4
          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended June 30, 1995 and 1994 ..........................    5
          Notes to Condensed Consolidated Financial
            Statements ........................................................   6-7
     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...................   8-10

Part II - Other Information

     Item 1.  Legal Proceedings ...............................................    11

     Item 2.  Changes in Securities............................................    11

     Item 6.  Exhibits and Reports on Form 8-K.................................  12-17

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ESSEF CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                 (unaudited)

                                                                            June 30,    September 30,
                                                                              1995         1994
                                                                           -----------  ------------
ASSETS
------
Current Assets
    Cash and cash equivalents........................................       $  1,521             $  2,509
    Accounts receivable, net ........................................         31,479               20,983
    Inventories, net ................................................         16,708               11,789
    Other current assets ............................................            947                1,221
                                                                            --------             --------
       Total current assets .........................................         50,655               36,502

Property, Plant and Equipment, net...................................         31,114               29,554
Other Assets.........................................................         10,485                8,115
                                                                            --------             --------
                                                                            $ 92,254             $ 74,171
                                                                            ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
    Current maturities of long-term debt ...........................        $  1,429             $  1,436
    Accounts payable ...............................................          10,287                6,716
    Other current liabilities ......................................          12,287               10,138
                                                                            --------             --------
           Total current liabilities ...............................          24,003               18,290

Long-Term Debt .....................................................          19,899               16,246
Other Long-Term Liabilities ........................................           3,153                1,739
                                                                            --------             --------
           Total liabilities .......................................          47,055               36,275

Shareholders' Equity
    Preferred shares without par value,
       authorized 1,000,000 shares,
       none issued .................................................           -----                -----
    Common shares without par value,
       authorized 15,000,000 shares, issued
       4,976,796 and 4,970,250 shares less
       101,330 treasury shares at cost,
       stated at ...................................................          15,154               15,045
    Retained earnings ..............................................          27,702               21,501
    Cumulative foreign currency translation
       adjustment ..................................................           2,343                1,350
                                                                            --------             --------
           Total shareholders' equity ..............................          45,199               37,896
                                                                            --------             --------
                                                                            $ 92,254             $ 74,171
                                                                            ========             ========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      ESSEF CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Dollars in thousands,
                            except per share data)
                                 (unaudited)

                                         Three Months Ended       Nine Months Ended
                                               June 30,                June 30,
                                        ---------------------    --------------------
                                          1995         1994        1995        1994
                                        --------      -------    --------     -------
Net Sales.......................        $ 45,942      $42,896    $117,887     $99,735
Cost of Sales...................          32,368       29,583      83,837      68,946
                                        --------      -------    --------     -------
    Gross profit...............           13,574       13,313      34,050      30,789

Operating Expenses..............           8,012        8,167      23,153      21,081
                                        --------      -------    --------     -------
     Income from Operations.....           5,562        5,146      10,897       9,708

Interest Expense................             582          478       1,572         886

Other Expense(Income)...........              13         (155)       (364)       (545)
                                        --------      -------    --------     -------
Income Before Income Taxes......           4,967        4,823       9,689       9,367

Provision for Income Taxes .....           1,788        1,857       3,488       3,603
                                        --------      -------    --------     -------
Net Income .....................        $  3,179      $ 2,966     $ 6,201     $ 5,764
                                        ========      =======     =======     =======

Weighted Average Common Shares
Outstanding.....................       5,759,161    5,751,762   5,750,198   5,741,806

Earnings Per Share..............       $     .55    $     .52   $    1.08   $    1.00


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                      ESSEF CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (unaudited)

                                                                           Nine Months Ended
                                                                               June 30,
                                                                          --------------------
                                                                           1995         1994
                                                                          -------      -------
Cash Flows from Operating Activities
   Net Income ......................................................      $ 6,201        $ 5,764
   Adjustments to reconcile net income
       to net cash flows from operating activities
            Depreciation and amortization ..........................        4,809          4,197
            Deferred income tax expense ............................        1,399             93
            Stock option compensation expense ......................          109            146
   Change in Operating Assets and Liabilities
       Accounts  receivable ........................................      (10,065)       (15,471)
       Inventories .................................................       (4,675)        (1,610)
       Other current assets ........................................          280           (627)
       Accounts payable ............................................        3,384          4,859
       Other current liabilities ...................................        1,999          1,385
                                                                          -------         ------
   Net cash flows from operating activities ........................        3,441        ( 1,264)
                                                                          -------         ------
Cash Flows from Investing Activities
  Additions to property, plant and
       equipment ...................................................       (6,834)        (3,505)
  Other, net .......................................................       (1,410)           173
  Acquisition of business ..........................................           --        (10,750)
                                                                          -------         ------
            Net cash flows from investing activities.                      (8,244)       (14,082)
                                                                          -------         ------
Cash Flows from Financing Activities
  Borrowing on outstanding debt, net ...............................        3,646         14,800
                                                                          -------         ------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents ............................................          169            159
                                                                          -------         ------
Net Decrease in Cash and Cash Equivalents ..........................         (988)          (387)
Cash and Cash Equivalents Balance - Beginning ......................        2,509          2,836
                                                                          -------         ------
Cash and Cash Equivalents Balance - Ending .........................      $ 1,521        $ 2,449
                                                                          =======        =======

Supplemental Cash Flow Information
       Interest paid                                                       $1,668        $   585
                                                                          =======        =======
       Income taxes paid                                                   $   59        $ 3,195
                                                                          =======        =======





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      ESSEF CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of the Company the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments and accruals necessary to present fairly the Company's financial position as of June 30, 1995, the results of its operations for the three month and nine month periods ended June 30, 1995 and 1994, and its cash flows for the nine month periods ended June 30, 1995 and 1994.

       These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders, sections of which are incorporated by reference into the Company's Form 10-K filed for the fiscal year ended September 30, 1994. The results of operations for the three month and nine month periods ended June 30, 1995 may not necessarily be indicative of the operating results for the full year.

(2)    Inventories

       Inventories consist of:
       (Dollars in thousands)
                                                            June 30,    September 30,
                                                              1995          1994
                                                            -------------------------
                                                           (unaudited)
         Raw materials ....................................    $ 9,340       $ 8,418
         Work-in-process ..................................      2,762         1,306
         Finished goods ...................................      6,441         3,374
                                                               -------       -------
           Inventories at FIFO cost .......................     18,543        13,098
           Less:  Allowance to reduce carrying
           value to LIFO cost .............................     (1,835)       (1,309)
                                                               -------       -------
              Net Inventories .............................    $16,708       $11,789
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

(4)    Long-Term Debt

       Effective January 3, 1995, the Company amended its agreement with its bank group. The amendment reduced borrowing rates as follows:

                                                 Current Rate                  Previous Rate              Reduction
                                               -----------------            -------------------        ----------------
                                               Libor        BLR             Libor          BLR
                                                Plus        Plus            Plus           Plus        Libor       BLR
                                               -----        ----            -----          ----        -----       ----
       Revolving Credit                        1.375%        0%             1.875%           0%          .5%         0%
       Agreement
       Term & acquisition                      1.625%        0%             2.125%         .25%          .5%       .25%
       Loan


       The Company is in compliance with all of its covenants under the new credit facility. As of June 30, 1995, interest rates for the revolving debt and the term loan ranged from 7.38% to 9.0%.

        Long-term debt consists of the following:

                                                                   June 30,              September 30,
                                                                     1995                    1994
                                                                 -----------             -------------
       (Dollars in thousands)                                    (unaudited)
       Term loan                                                       8,571                   9,643
       Revolving credit agreement                                     12,725                   8,000
       Other loans                                                        32                      39
                                                                 -----------             ------------
                                                                      21,328                  17,628
       Less current maturities                                         1,429                   1,436
                                                                 -----------             ------------
       Long-term debt                                            $    19,899             $    16,246
                                                                  ==========              ===========



(5) The following components of other current liabilities were in excess of 10% of total current liabilities:

                                                                   June 30,            September 30,
                                                                     1995                   1994
                                                                 ------------           -------------
       (Dollars in thousands)                                     (unaudited)
       Accrued compensation                                      $    2,909              $     3,567

(6) Subsequent to the end of the quarter, the Company completed two acquisitions and announced an agreement to purchase a third business. The merger of Advanced Structures, Inc. of Escondido, California with Essef Corporation was completed on July 19, 1995. On August 4, 1995, the Company acquired Euroimpex Srl of Milan, Italy. Also, on August 4, 1995, an agreement was signed for the acquisition of Compool Inc. of Mountain View, California. Annual sales of these businesses are approximately $25 million.

ITEM 2.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                       THREE MONTHS ENDED JUNE 30, 1995
                          COMPARED WITH THREE MONTHS
                             ENDED JUNE 30, 1994


NET SALES

Net sales of $45,942,000 increased 7.1% from 1994 net sales of $42,896,000. The water treatment and systems equipment segment reported a 3.6% increase in sales to $17,507,000. The swimming pool and spa equipment segment sales of $28,435,000 increased 9.4% over last year. This was primarily the result from increased sales at Purex Pool Systems and the Company's European subsidiary.

Sales generated by the Company's European subsidiary were approximately 12.3% of total U.S. dollar sales. The average U.S. dollar exchange rate used to translate the results of operations as of June 30, 1995 weakened by 15.8% compared to June 30, 1994 and had the effect of increasing sales and income from operations.

The Company had a backlog of orders believed by it to be firm of approximately $8.2 million and $9.0 million as of June 30, 1995 and June 30 1994, respectively.

COST AND EXPENSES

Cost of sales increased from 69.0% to 70.5% of net sales in fiscal 1995. This was primarily the result of an increase in material cost. The addition of Purex, which has higher manufacturing costs than other business units of the Company, also contributed to the increased cost of sales percentage. The increase in net sales resulted in an increase in the Company's gross profit from $13,313,000 to $13,574,000.

Operating expenses, consisting of administrative, selling, and engineering and development expenses, decreased $155,000 to $8,012,000. As a percentage of sales, these expenses decreased from 19.0% to 17.4%. The percentage of sales decrease is a result of better management of operating expenses and the allocation of the expenses over increased sales.

INTEREST EXPENSE

Interest expense increased by $104,000 to $582,000. This primarily was the result of an increase in the effective interest rate of approximately 190 basis points.

INCOME TAXES
The Company recorded a $1,788,000 provision in 1995 which represents an effective tax rate of 36%. In 1994 the Company recorded a $1,857,000 provision which represented an effective tax rate of 38.5%.

NET INCOME

The Company reported net income of $3,179,000 as compared to a 1994 net income of $2,966,000. The change between years is a result of increased income from Purex and the Company's European subsidiary. This was partially offset by decreased income at ENPAC and increased interest expense.

                       NINE MONTHS ENDED JUNE 30, 1995
                          COMPARED WITH NINE MONTHS
                             ENDED JUNE 30, 1994

NET SALES

Net sales of $117,887,000 increased 18.2% from 1994 net sales of $99,735,000. The water treatment and systems equipment segment reported a 4.3% increase in sales to $50,256,000. All products in this segment increased over the prior year except products from the Company's ENPAC subsidiary. The swimming pool and spa equipment segment sales of $67,631,000 increased 31.2% over last year.

Sales generated by the Company's European subsidiary were approximately 12.3% of total U.S. dollar sales and in U.S. dollars increased 25.0% over fiscal 1994 results.

COST AND EXPENSES

Cost of sales increased from 69.1% to 71.1% of net sales in fiscal 1995. This was primarily the result of an increase in material cost and from the addition of Purex which has a higher than average manufacturing cost. The Company's gross profit increased from $30,789,000 to $34,050,000 due to the strong sales growth. Operating expenses, consisting of administrative, selling, and engineering and development expenses, increased $2,072,000 to $23,153,000. The addition of operating expenses for Purex, acquired in March 1994, accounted for 66.9% of this increase. As a percentage of sales, these expenses decreased from 21.1% to 19.6%.

INTEREST EXPENSE
Interest expense increased by $686,000 to $1,572,000. This was the result of an approximate 22% increase in average outstanding borrowings of the Company (for acquisition purposes) and an increase in the effective interest rate of approximately 200 basis points.

INCOME TAXES

The Company recorded a $3,488,000 provision in fiscal 1995 which represents an effective tax rate of 36%. In fiscal 1994 the Company recorded a $3,603,000 provision which represents an effective tax rate of 38.5%.

NET INCOME

The Company reported net income of $ 6,201,000 as compared to a 1994 net income of $5,764,000. The change between years is a result of the addition of Purex offset by decreased income at ENPAC and increased interest expense.

SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company completed two acquisitions and announced an agreement to purchase a third business. The merger of Advanced Structures, Inc. of Escondido, California with Essef Corporation was completed on July 19, 1995. On August 4, 1995, the Company acquired Euroimpex Srl of Milan, Italy. Also, on August 4, 1995, an agreement was signed for the acquisition of Compool Inc. of Mountain View, California. Annual sales of these businesses are approximately $25 million. The impact of these acquisitions is not expected to be significant on fourth quarter profits which are normally lower than the third quarter peak for the year. Seasonal markets have peaked and weakness in our major markets has slowed growth making a fourth quarter rebound unlikely.




                       LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $26,652,000 at June 30, 1995 compared to $18,212,000 at September 30, 1994, and the ratio of current assets to current liabilities increased to 2.11 to 1.00 from 2.00 to 1.00. The increase in working capital is due to a $10.5 million increase in net accounts receivable, a $4.9 million increase in net inventories offset by a $1.0 decrease in cash, a $3.5 million increase in accounts payable and a $2.1 million increase in other current liabilities. The increases in accounts receivable, inventory, and accounts payable reflect normal seasonal working capital requirements.

Capital expenditures for the first nine months of fiscal year 1995 totaled $6,834,000 compared to $3,505,000 for the same period last year, and were funded from net income, depreciation and borrowing. The difference in capital expenditures relates to building renovations, investment in tooling for new and existing products and capital expenditures associated with Purex which was acquired in March, 1994.

As of the end of June, 1995, the Company had foreign assets of approximately $14.2 million principally located in Belgium. The assets were converted at quarter end using a U.S. dollar exchange rate that was 12.3% lower than at September 30, 1994.

The Company does not have any material post retirement or post employment benefits, and thus will not experience any significant effect resulting from SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112, "Employers Accounting for Postemployment Benefits."

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

                     For the quarter ended June 30, 1995
                         Commission File No.  0-15902


                                _______________


                               Essef Corporation


                                EXHIBIT VOLUME

                              Essef Corporation
                                  Form 10-Q

                     For the Quarter Ended June 30, 1995

                      Exhibit Volume - Table of Contents

     Exhibits filed with and sequentially numbered as part of the report


                                                              Sequential
                                                               number of
Exhibit                                                         page of
Number      Exhibit Description                               full report
-------     -------------------                               -----------
11        Computation of Per Share Earnings                         16

27        Financial Data Schedule                                   17

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ESSEF Corporation
                                       (Registrant)




                                       /s/ Thomas B. Waldin
                                       ---------------------------------------
                                           Thomas B. Waldin
                                           President and Chief Executive
                                           Officer (Principal Executive
                                           Officer)



                                       /s/ Theodore A. Havens
                                       ---------------------------------------
                                           Theodore A. Havens
                                           Chief Financial Officer and
                                           Treasurer (Principal
                                           Accounting Officer)





Date: August 10, 1995

                     This page intentionally left blank.