Form 10-Q/A
period 1995-06-30
ESSEF CORP
filed 1995-08-25
CIK 814037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

Form 10-Q/A
---------

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

                        Yes   X       No          N/A
                            -----        -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

                  Class                       Outstanding at August 10,1995
     ----------------------------------       -----------------------------
        Common Shares, no par value                   5,186,882 Shares

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





Date: August 24, 1995