Form 10-K405
period 1995-09-30
ESSEF CORP
filed 1995-12-28
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

Form 10-K                                       Commission File No. 0-15902

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  X     EXCHANGE ACT OF 1934 (Fee Required)

             For the fiscal year ended    September 30, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

             For the transition period from _____________ to ______________

                               ESSEF CORPORATION
             (Exact name of registrant as specified in its charter)

          Ohio                                                 34-0777631
---------------------------------------             ---------------------------
(State of Incorporation)                                 (I.R.S. Employer
                                                          Identification No.)
   220 Park Drive, Chardon, Ohio                                 44024
---------------------------------------             ---------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code     (216) 286-2200
                                                    ---------------------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

  Title of Each Class           Name of Each Exchange on which Registered
--------------------------      -----------------------------------------
 Common Shares,                 None. The Company's common stock trades on The
 No Par Value.                  Nasdaq Stock Market under the symbol ESSF.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on December 6, 1995 was $48,251,396.

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

           Class                          Outstanding at December 6, 1995
---------------------------               --------------------------------
Common Shares, no par value                         5,184,928 Shares

Portions of the following documents are incorporated by reference:

(1)  Definitive Proxy Statement for the Annual
     Meeting of Shareholders to be held January 23, 1996       Part III


The sequential page in this Report where the Exhibit Index appears is 52.


                    Page 1 of 68 sequentially numbered pages

                               ESSEF CORPORATION
                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Begins
                                       PART I                                  On
                                                                             Page
                                                                           ------
Item 1.       Business.....................................................   3

Item 2.       Properties...................................................   9

Item 3.       Legal Proceedings............................................  11

Item 4.       Submission of Matters to a Vote of Security Holders .........  11


                                       PART II


Item 5.       Market for the Registrant's Common Equity and Related
              Shareholders' Matters........................................  12

Item 6.       Selected Financial Data......................................  13

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  14

Item 8.       Financial Statements and Supplementary Data..................  18

Item 9.       Disagreements on Accounting and Financial Disclosure.........  41


                                       PART III


Item 10.      Directors and Executive Officers of the Registrant...........  42

Item 11.      Executive Compensation.......................................  43

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management...................................................  43

Item 13.      Certain Relationships and Related Transactions...............  44



                                       PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.....................................................  45





                    Page 2 of 68 sequentially numbered pages

                                     PART I

ITEM 1.  BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS.

         Essef Corporation was incorporated in Ohio in 1954 as Structural Fibers, Inc. and commenced operations by focusing on an emerging technology: the use of fiberglass reinforced plastics (FRP) as an alternative to metal in cast, forged, and other formed or fabricated parts. The Company, having a strong engineering oriented emphasis, pioneered the production of such products for use in Polaris and Hercules missiles, jet engines, electrical components, and other national defense related items.

         This experience helped the Company successfully develop a proprietary molding technology that radically changed its direction. Perfection of the internal bag-molding process enabled mass production of seamless pressure vessels with fiberglass-reinforced plastic, and in 1959, the Company began to specialize in the manufacture of these products.

         By the early 1970's, with the Company's basic product well established in the pressure vessel market, the Company acquired Pac-Fab, Inc. (Pac-Fab) a manufacturer of iron, brass and steel pump and filter products. As a result of product conversion to polymeric materials, Pac-Fab today is a manufacturer of swimming pool filters, pumps, underwater lights, and other swimming pool equipment produced from engineered plastics.

         In 1976, sa SFC nv was formed in Herentals, Belgium. This company manufactures and distributes FRP pressure vessels, polyglass wound vessels, and swimming pool filters for the European market.

         In October 1991, sa SFC nv formed a new subsidiary, Structural Iberica S.A. (Structural Iberica), located in Barcelona, Spain. This subsidiary distributes water treatment, well system, and swimming pool products, primarily in Spain.

         In 1981, the Company acquired QPI and thus entered into the blow molding business. QPI transferred its manufacturing operations to the Company's Chardon facility in 1985 to support the Company's manufacturing capabilities for its proprietary pressure vessels. During the period 1989 through early 1991, QPI entered the market as a custom blow molder specializing in the production of structural flat panel systems. Today, as an integral part of Structural Fibers, and no longer recognized as a separate business unit, the capabilities of QPI are almost entirely focused on the Company's proprietary product lines. The Company also has blow molding capabilities in Europe to support its proprietary products which are manufactured there.

         As part of the plan to sustain growth and to finance working capital needs, the Company made an initial public offering of common shares in June, 1987. The offering enabled the Company to expand manufacturing capacity in all operating segments in the period 1987 through 1990, although some facilities and equipment have since been sold.

         ENPAC Corporation (ENPAC) was formed in 1988. It designs, manufactures, and markets proprietary engineered plastic vessels and related accessory products for secondary containment and regulated transport of industrial and environmentally hazardous waste materials.


                    Page 3 of 68 sequentially numbered pages

         In the Fall of 1988, the Company acquired Hobson Brothers Aluminum Foundry & Mould Works, Inc. (Hobson Brothers) a blow mold and injection mold toolmaker operating in Shell Rock, Iowa.

         Contaminant Recovery Systems, Inc. (ConRec) was formed in March, 1989 as a joint venture to develop and market proprietary equipment for the minimization of hazardous waste generation and recycling of process water in plating, metal finishing, and other chemical process industries where hazardous waste management is of growing concern.

         In 1981, the Company acquired FAME Plastics, Inc. (FAME), a custom injection molder specializing in engineered plastic parts for the business machine and computer industry. During the fourth quarter of fiscal year 1990, the Company adopted a plan to dispose of FAME and substantially all of the net assets of FAME were sold in fiscal year 1991.

         In September 1992, Structural Fibers Division and its sister company in Europe, SFC, agreed to a simultaneous name change. Structural Fibers became Structural North America, and SFC became Structural Europe N.V. (Structural Europe).

         In March of 1994, Pac-Fab acquired Purex Pool Systems, Inc., (Purex Pool Systems) a manufacturer of pumps, filters and heaters for the swimming pool market.

         In December of 1994, the Company signed a joint venture agreement with a German manufacturer and distributor of metal hydropneumatic pressure vessels. The joint venture, Reflex-WellMate GmbH is developing a composite hydropneumatic pressure vessel to be manufactured and sold in Europe.

         In July 1995, the Company acquired Advanced Structures, Inc. of Escondido, California, a manufacturer of composite pressure vessel housings for industrial and municipal reverse osmosis membrane systems.

         In August of 1995, the Company acquired Euroimpex Srl, in Milan, Italy, a manufacturer of pressure vessels and other components for the water treatment industry.

         In September of 1995, the company acquired Compool Corporation of Mountain View, California, a manufacturer of electronic controls and valves for swimming pools and spas.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         [For financial information about industry segments in which the Company is engaged in business see Item 8 Financial Statements and Supplementary Data; Note 10: Business Segment Information under Notes to Consolidated Financial statements.]


(c)  NARRATIVE DESCRIPTION OF BUSINESS.

         - in general

         Essef Corporation designs, manufactures and markets products made from engineered plastics and specialized polymers combined with fiberglass and other reinforcing materials. Principal products in the water treatment and systems equipment segment include pressure vessels used in the treatment,

                   Page 4 of 68 sequentially numbered pages.

storage and delivery of water. Principal products in the swimming pool and spa equipment segment include filters, heaters, pumps, underwater lights, and accessories for swimming pools and spas. The Company draws on its ability to adapt emerging technologies in plastic materials and plastic processing equipment to design and manufacture products requiring special performance characteristics such as high strength-to-weight ratios, resistance to corrosion, precise dimensional tolerances, and particular surface appearance.

         The Company operates in two industry segments: 1) water treatment and systems equipment, and 2) swimming pool and spa equipment. The water treatment and systems equipment segment manufactures and markets fiberglass reinforced plastic pressure vessels and related components used in the treatment, filtration and storage of water in residential, commercial and industrial water supply systems. Additionally this segment manufactures engineered plastic vessels and accessory products for secondary containment and regulated transport of industrial and environmentally hazardous waste materials. Structural North America, Advanced Structures, ENPAC, ConRec, Hobson Brothers, Structural Europe, Euroimpex, Reflex-WellMate GmbH and Structural Iberica operate in this segment.

         The swimming pool and spa equipment segment manufactures and markets filters, heaters, pumps, underwater lights, white goods, electronic controls and valves and other components for swimming pools and spas. Pac-Fab, Purex Pool Systems, Compool and Structural Europe operate in this segment.

         Structural North America, Advanced Structures, ENPAC, Pac-Fab, Compool and Purex Pool Systems serve primarily the domestic and Canadian markets. Hobson Brothers serves both the domestic and international markets. Structural Europe, Euroimpex, Reflex-WellMate and Structural Iberica serve the European and other International markets. ConRec serves principally the domestic market.

         -by industry segment

WATER TREATMENT AND SYSTEMS EQUIPMENT INDUSTRY SEGMENT

         Principal Products

         Structural North America and the Company's European subsidiaries manufacture and distribute fiberglass reinforced plastic pressure vessels for the treatment, storage and delivery of water for residential, commercial and industrial use. The Company produces two companion lines of vessels, distinguishable by design and method of construction but not by purpose or function, for sale to both the water treatment equipment and water systems equipment markets of this industry segment. The vessels comprising what has become known as the FRP product line (an acronym for fiberglass reinforced plastic) are integrally cast of a matrix of thermosetting resin and randomly laid chopped fiberglass reinforcing filaments. By contrast, the vessels comprising the newer polyglass (PolyGlass(TM)) product line are either blow-molded or rotationally cast of thermoplastic resins and then reinforced by a patterned winding of continuous fiberglass filaments.

         ENPAC manufactures engineered plastic vessels and related accessory products for secondary containment and regulated transport of industrial and environmentally hazardous waste materials.

         ConRec, a majority-owned joint venture of Essef Corporation, designs and markets proprietary contaminant filtration and recovery systems and hazardous

                    Page 5 of 68 sequentially numbered pages waste minimization systems to the electroplating, metal finishing and circuit board manufacturing industries. Operations of this company are included in the water treatment and systems equipment segment.

         Hobson Brothers designs and manufactures custom blow molds which are used by its customers for processing engineered plastics in various industries. The molds are sold by inside salesmen and commissioned sales representatives. Hobson Brothers believes that it receives a significant portion of its business through referrals from plastics material suppliers.

         Reflex-Wellmate GmbH is developing a composite hydropneumatic pressure vessel to be manufactured and sold in Europe.

         Advanced Structures manufactures composite pressure vessel housings for industrial and municipal reverse osmosis membrane systems.

         [For information relating to the amount of sales of the water treatment and systems equipment segment, see Item 8 Financial Statements and Supplementary Data; NOTE 10: BUSINESS SEGMENT INFORMATION UNDER NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.]


         Customers and Distribution

         The Company sells water treatment products to major original equipment manufacturers (OEMs) in the United States, Canada, Europe and other International markets through salaried sales personnel. It sells water systems products through both salaried sales personnel and commissioned sales representatives to plumbing wholesalers and well system supply houses, primarily in the United States and Canada. The Company sells environmental containers and related plastic products primarily through distributors located primarily in the United States.

         Competition

         The Company's only major competitor in water treatment products in the United States is Park International, Inc. The Company has several competitors in Europe. The Company competes both domestically and in Europe on the basis of its more extensive product line, quality and service.

         Manufacturers of steel tanks currently hold approximately 88% of the water systems market. The largest producer of steel tanks and the Company's primary competitor in these products is Amtrol, Inc. The Company believes that it competes in this market by providing its customers with better features, responsive distribution practices, and competitive pricing.

         The Company is one of several manufacturers supplying vessels, the majority of which in this industry are steel, for secondary containment of environmentally hazardous waste materials. The Company competes on the basis of quality and an innovative product line.

         The Company competes in the mold business with several manufacturers. The Company believes it has one of the largest blow mold manufacturing facilities in the U.S. The Company offers a full range of capabilities with a mold shop, foundry, pattern shop, engraving, CAD/CAM, and complete engineering design services, as well as the capability to sample many blow molds. The Company believes that it competes by producing high quality custom molds with technologically advanced machinery, and with on-time delivery.
                    Page 6 of 68 sequentially numbered pages

SWIMMING POOL AND SPA EQUIPMENT INDUSTRY SEGMENT

         Principal Products

        The Company manufactures and sells a complete line of filters, heaters, pumps, underwater lights, white goods, electronic controls, valves and other accessories for swimming pools and spas through Pac-Fab, Purex Pool Systems, Compool and through the Company's European subsidiary, Structural Europe. The Company sells its products under the Purex-Triton(TM) and Compool(TM) names.

         The filters come in a range of sizes and materials to satisfy consumer needs. The filter media is sand, diatomaceous earth, or cartridge. Pumps are made in a range of sizes from 1/2 to 20 horsepower and configured for high flow or high pressure. Lights are made in a variety of wattages as well as bulb type and cord length. The heaters are gas and are available with electronic or pilot light ignition. White goods consist of skimmers, main drains, and fittings and come in a variety of configurations and sizes.

         [For information relating to the amount of sales of the swimming pool and spa equipment segment, see Item 8 Financial Statements and Supplementary Data; NOTE 10: BUSINESS SEGMENT INFORMATION UNDER NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.]

         Customers and Distribution

         In the swimming pool market, the Company sells its products primarily to distributors. Sales of spa products and jetted tub pumps are primarily to OEMs and the balance to distributors. The Company maintains a field sales organization made up of salaried territory managers, each of whom is assigned to and based in a geographic region to service customer accounts and develop business within that particular region. The Company also has two commissioned sales groups geographically disbursed in the United States and Canada.

         Competition

         There are eight significant competitors in the swimming pool and spa equipment market, two of which are considered by the Company to be its major competitors. The Company is a market leader in sales of in-ground pool filters and estimates that it currently sells about 9.5% of all such pool filters. The Company believes that it competes in the filter market by offering high quality products which are priced competitively.

         Historically, the Company's sales of pumps have been less than its sales of filters. With the growing family of Challenger(TM) and WhisperFlo(TM) pumps, the Company now competes effectively in the pump market. In particular, the Company believes that its market presence, existing distribution channels and reputation for quality in the filter market is contributing to market penetration and increasing sales of its pumps.


SOURCES AND AVAILABILITY OF RAW MATERIALS - ALL INDUSTRY SEGMENTS

         The principal material used in all segments of the Company's business, except mold making and certain of ConRec's products, is plastic resins. The Company has alternate sources for these resins and is not dependent on any single supplier. The supply of materials for making molds and the ConRec products is readily available from a number of suppliers. The Company

                    Page 7 of 68 sequentially numbered pages believes that it has alternate sources for substantially all other materials required for the production of its products.

BACKLOG - BUSINESS IN GENERAL

         As of September 30, 1995 and September 30, 1994, the Company had a backlog of orders believed by it to be firm of approximately $7,511,000 and $7,871,000 respectively. The Company expects the backlog as of September 30, 1995 to be delivered in fiscal 1996.

SEASONALITY AND WORKING CAPITAL - BY INDUSTRY SEGMENT

         Swimming pool and spa equipment experiences the greatest demand for their products during the second and third quarters of each fiscal year, when Pac-Fab, Purex Pool Systems, Compool and the Company's European subsidiaries fill approximately 60% of their orders to distributors who are increasing their inventories to meet the peak demand for swimming pool equipment in the spring and early summer months.

         Because of the seasonality described above, the Company's peak demand for working capital occurs during the second and third quarters. In addition, Pac-Fab, Purex Pool Systems, Compool and Structural Europe offer their customers extended terms during this period and thereby decrease the cash flow from operations available to the Company during these quarters. The Company has historically met these needs from its revolving credit facility and income from operations. The Company expects its working capital requirements to continue to fluctuate on a seasonal basis and to be financed both from its revolving credit facility and from cash flow from operations.

ENGINEERING AND DEVELOPMENT - BUSINESS IN GENERAL

         The Company believes its success is dependent upon its ability to adapt materials, machines, processes and other emerging technologies to the design and manufacture of new products and to the improvement of the performance, quality and manufactured cost of existing products. For this reason, expenditures of the Company in engineering and development have been primarily directed to the development of devices and processes and not to fundamental research.

         [For expenditures on engineering and development see Item 8 Financial Statements and Supplementary Data; CONSOLIDATED STATEMENTS OF INCOME - ESSEF AND SUBSIDIARIES FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993; line item ENGINEERING AND DEVELOPMENT.]


PATENTS AND TRADEMARKS - BUSINESS IN GENERAL

        The Company owns various trademarks, trade names and logos, the most important of which are Triton(R), Challenger(TM), Purex-Triton(TM), Codeline(TM), Purex(TM), Hatteras(R), Nautilus(R), WhisperFlo(TM), MiniMax(TM), Poly Glass(TM), and WellMate(TM). The Company owns a number of patents covering various aspects of the Company's products and manufacturing processes. Although the Company believes its patents, trademarks, trade names and logos enhance its competitive position and the name recognition of its products, the Company relies more on its reputation for quality and its relationship with customers for the maintenance and growth of its business.


                    Page 8 of 68 sequentially numbered pages

ENVIRONMENTAL MATTERS - BUSINESS IN GENERAL

         The Company's manufacturing processes, like those of the plastics industry generally, result in the generation of hazardous and other plant waste and emissions. Consequently, the Company is subject to various federal, state and local laws and regulations relating to environmental protection. The Company routinely monitors and maintains installed equipment as necessary to assure operation continuously in substantial compliance with the environmental regulations to which they are subject. All operating facilities file reports with and obtain current operating permits from appropriate governmental oversight agencies.

EMPLOYEES - BUSINESS IN GENERAL

         At September 30, 1995, the Company employed 1096 persons, of whom 338 are salaried managerial, administrative and supervisory personnel. The balance are hourly personnel. Hourly employees at the Purex Pool Systems subsidiary are covered by a collective bargaining agreement. The Company has not experienced work stoppages and considers its relations with its employees to be good.


(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES.

         [For financial information about foreign and domestic operations and export sales see item 8 Financial Statements and Supplementary Data;
         NOTE 10: BUSINESS SEGMENT INFORMATION under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.]


ITEM 2.  PROPERTIES.

The Company's headquarters are in Chardon, Ohio, in offices contiguous to the division operating there.

The Company conducts its manufacturing, accounting, purchasing, marketing and engineering operations at eleven facilities in the United States, one in Belgium, two in Italy and one in Wales, U.K. The Company has rented additional facilities near its Chardon, Ohio operations for use as temporary storage or operations. The table below summarizes certain information with respect to the principal facilities. The table does not include the administrative/sales office which is leased by the Company's joint venture, ConRec.


                                  Approximate
                                  Acreage and                                 Principal
Location                          Square Footage    Status       Products
--------                          --------------    ------       ---------
Chardon, Ohio                     234,000 sq. ft.                Owned        Manufacture of water
                                                                              treatment and systems
                                                                              equipment; Corporate
                                                                              Headquarters

Sanford, North Carolina           243,200 sq. ft.                Owned        Manufacture and ware-
                                                                              housing of swimming
                                                                              pool and spa equipment

                    Page 9 of 68 sequentially numbered pages

                                  Approximate
                                  Acreage and                                 Principal
Location                          Square Footage                 Status       Products
--------                          --------------                 ------       ---------
City Of Industry,                 139,000 sq.ft.                 Leased       Manufacture and ware-
California                                                                    housing of swimming
                                                                              pool and spa equipment

Chardon, Ohio                      19,700 sq.ft.                 Leased       Manufacture of hazardous
                                                                              waste containers and related
                                                                              products.

Chardon, Ohio                       7,000 sq.ft.                 Leased       Manufacture of hazardous waste
                                                                              containers and related products.

Chardon, Ohio                      16,280 sq.ft.                 Leased       Administrative and
                                                                              engineering for environ-
                                                                              mental containers

Chardon, Ohio                      22,000 sq.ft.                 Leased       Warehouse for environ-
                                                                              mental containers

Shell Rock, Iowa                   56,214 sq.ft.                 Owned        Manufacture of molds
                                                                              and tooling for blow
                                                                              molding applications

Herentals, Belgium                116,400 sq.ft.                 Owned        Manufacture of water
                                                                              treatment and systems
                                                                              equipment, and swimming
                                                                              pool and spa equipment

Escondido, California              49,258 sq.ft.                 Leased       Manufacture of composite
                                                                              pressure vessel housings

Escondido, California               6,000 sq.ft.                 Leased       Warehouse for composite
                                                                              pressure vessel housings.

Wales, U.K                         20,500 sq.ft.                 Leased       European sales office and
                                                                              warehouse for composite
                                                                              pressure vessel housings.

Milan, Italy                       19,375 sq.ft.                 Leased       Manufacture of pressure
                                                                              vessels and other products
                                                                              for water treatment.

Milan, Italy                       19,375 sq.ft.                 Leased       Manufacture of pressure
                                                                              vessels and other products
                                                                              for water treatment

Mountain View, California           16,600 sq.ft.                 Leased       Manufacture of electronic
                                                                              California.controls and valves
                                                                              for swimming pools and spas



                   Page 10 of 68 sequentially numbered pages

The Company considers all of its properties, both owned and leased, together with the related machinery and equipment contained therein to be well maintained, in good operating condition, and suitable and adequate for its present and forseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered are without merit or are of such a nature, or involve such sums, as not to have a significant adverse effect on the financial position of the Company or the results of its operations were they to be disposed of unfavorably.

The Company is a participating defendant under a 1985 consent decree issued in United States of America v. Chem-Dyne Corporation. This consent decree attempts to resolve conflicting claims of responsibility and provide for the cleanup of a toxic waste disposal site in Hamilton, Ohio. The Company contributed approximately $29,000 of the $23,000,000 trust established by the consent decree and paid approximately $12,000 in administrative costs associated with the suit. Although the Company remains contingently liable for any and all additional amounts that may be necessary for the cleanup of the disposal site, the Company does not believe that any significant additional expense will be incurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.





                   Page 11 of 68 sequentially numbered pages

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS.

        Essef Corporation Common Shares are listed in THE NASDAQ Stock Market under the symbol ESSF. At November 17, 1995 the outstanding common shares were held by 419 shareholders of record. There were no cash dividends declared or paid for the year ended September 30, 1995 as the company continued its policy of retaining earnings and cash for future expansion of the business. [For information in respect of the market price range see Item 8 Financial Statements and Supplementary Data; Note 13: Quarterly Information (unaudited) of Notes to Consolidated Financial statements.]





                   Page 12 of 68 sequentially numbered pages

ITEM 6.                           SELECTED FINANCIAL DATA.

The following data has been selected from the Consolidated Financial Statements of the Company and its Subsidiaries for the periods and dates indicated:

INCOME STATEMENT DATA:
(Dollars in Thousands
Except Per Share Data)

                                                                             YEARS ENDED SEPTEMBER 30,
                                                 1995              1994            1993             1992             1991
                                                 ----             -----            ----             ----             ----
Net Sales                                        $157,507         $134,020         $104,466          $99,061          $95,909

Cost of Sales                                     114,124           93,283           73,048           68,285           67,136

Operating Expenses                                 31,478           28,727           24,431           22,596           22,221

Income from Operations                             11,905           12,010            6,987            8,180            6,552

Interest Expense                                    2,075            1,275            1,164            1,809            3,304

Other Income, net                                    (471)            (639)            (877)          (1,456)            (176)

Income Before Income Taxes
 and Extraordinary Item                            10,301           11,374            6,700            7,827            3,424

Provision for
 Income Taxes                                       3,710            4,379              527              867              925

Income Before
 Extraordinary Item                                 6,591            6,995            6,173            6,960            2,499

Extraordinary Item, net                               920              --               --               --               --

Net Income                                       $  7,511         $  6,995         $  6,173          $ 6,960          $ 2,499

Per Share Information
 Income Before
  Extraordinary Item                             $   1.13         $   1.22         $   1.08          $  1.22          $   .47
 Net Income                                      $   1.29         $   1.22         $   1.08          $  1.22          $   .47

Average Number of
 Shares Outstanding (1)                         5,831,098        5,742,705        5,713,763        5,696,268        5,310,835




                   Page 13 of 68 sequentially numbered pages

BALANCE SHEET DATA:
(AT SEPTEMBER 30)
(Dollars in Thousands)

                                                  1995             1994            1993              1992              1991
                                                  ----             ----            ----              ----              ----
Working Capital                                   $21,423          $18,212          $ 8,316          $ 4,880       $ 1,431
Total Assets                                      106,624           74,171           55,199           57,297        58,410
Short-Term Debt                                     5,272            1,436            2,068            3,787         4,404
Long-Term Debt                                     22,421           16,246            8,819           12,573        18,972
Shareholders' Equity                               51,426           37,896           30,076           25,598        17,018

(1) Average shares outstanding represents common shares outstanding plus equivalents (stock options).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
1995 COMPARED WITH 1994

NET SALES

Net sales of $157,507,000 increased 17.5 percent from 1994 net sales of $134,020,000. Water treatment and systems equipment segment sales increased 9.9 percent to $71,556,000 from $65,134,000 recorded in 1994. The acquisitions of Advanced Structures and Euroimpex contributed approximately 60 percent of this increase. Other contributors to the sales increase in this segment were commercial and industrial water treatment products and the Company's Hobson Brothers subsidiary. This growth was partially offset by reduced sales in the secondary containment business (ENPAC). The Company's business generated from its European subsidiary in this segment increased 19.3 percent compared with last year. Sales of the swimming pool and spa equipment segment of $85,951,000 increased 24.8 percent from $68,886,000 reported in 1994. Domestic swimming pool and spa equipment sales increased 25.3 percent over 1994, while swimming pool and spa equipment sales generated from the Company's European subsidiary increased 17.6 percent from the prior year. Purex Pool Systems (acquired in March, 1994) was the major contributor to the domestic increase. As of September 30, 1995 and 1994, the Company had a backlog of orders of approximately $7,511,000 and $7,871,000 respectively. The Company expects that the September 30, 1995 backlog will be delivered in fiscal 1996.

COSTS AND EXPENSES

Cost of sales increased from 69.6 percent to 72.5 percent. All divisions experienced increases except Structural Europe which was flat. The cost of sales increase was primarily the result of an increase in material cost and changes in product mix. Operating expenses, consisting of engineering and development, selling, and administrative expenses increased $2,751,000, but

                   Page 14 of 68 sequentially numbered pages as a percentage of sales decreased from 21.4 percent to 20.0 percent. The percentage of sales decrease is a result of better management of operating expenses and increased sales.

INTEREST EXPENSE

Interest expense increased by $800,000 to $2,075,000. This was primarily the result of an approximate 15 percent increase in average outstanding borrowings of the Company (for acquisition purposes) and an increase in the effective interest rate of approximately 170 basis points.

OTHER INCOME

Other income in 1995 and 1994 consists primarily of interest income received pursuant to a receivable under an Agreement for Deed.

INCOME TAXES

The Company recorded a $3,710,000 tax provision in fiscal 1995, which reflects an effective tax rate of 36.0 percent. In fiscal 1994 the Company recorded a $4,379,000 provision which represents an effective tax rate of 38.5 percent.

INCOME BEFORE EXTRAORDINARY ITEM

The Company reported income before extraordinary item of $6,591,000 compared to $6,995,000 in 1994. The change between years is a result of the addition of Purex offset by decreased income at ENPAC and increased interest expense.

NET INCOME

The Company reported net income of $7,511,000 compared to 1994 net income of $6,995,000. In addition to the items listed above, the change between years is a result of the fire in Hobson Brothers' foundry building. The excess of $1,437,000 (less related income tax of $517,000) of the insurance claim over the net book value of the Company's assets has been reflected as an extraordinary gain.

RESULTS OF OPERATIONS
1994 COMPARED WITH 1993

NET SALES

Net sales of $134,020,000 increased 28.3 percent from 1993 net sales of $104,466,000. Water treatment and systems equipment segment sales increased
10.9 percent to $65,134,000 from $58,723,000 recorded in 1993. Major contributors to the sales increase in this segment were commercial and industrial water treatment products, WellMate sales and the Company's Hobson Brothers subsidiary. This growth was partially offset by reduced sales in the secondary containment business (ENPAC). The Company's business generated from its European subsidiary in this segment was flat compared with 1993. Sales of the swimming pool and spa equipment segment of $68,886,000 increased 50.6 percent from $45,743,000 reported in 1993. Domestic swimming pool and spa equipment sales increased 54.6 percent over

                   Page 15 of 68 sequentially numbered pages

1993, while swimming pool and spa equipment sales generated from the Company's European subsidiary increased 10.8 percent from the prior year. In March, 1994, the Company acquired the assets and assumed certain liabilities of Purex Pool Systems, Inc. (Purex). Without the impact of the Purex sales, the swimming pool and spa equipment segment sales would have increased 16.4 percent. As of September 30, 1994 and 1993, the Company had a backlog of orders believed by it to be firm of approximately $7,871,000 and $5,090,000 respectively.

COSTS AND EXPENSES

Cost of sales decreased from 69.9 percent to 69.6 percent. Improvements occurred at Pac-Fab and Hobson due to increased sales which resulted in better utilization of fixed costs. This was partially offset by a shift in product mix with a higher cost of sales for products sold at Structural North America and Purex. Operating expenses, consisting of engineering and development, selling and administrative expenses, increased $4,296,000, but as a percentage of sales decreased from 23.4 percent to 21.4 percent. In fiscal 1993 a non-recurring charge was incurred for an arbitration award and a severance package for the Company's European managing director. While no such non-recurring charge was incurred in fiscal 1994, additional engineering and development expenses related to new product development and a new marketing program in the domestic swimming pool business, and the addition of Purex expenses exceeded the 1993 non-recurring charge.

INTEREST EXPENSE

Interest expense increased by $111,000 to $1,275,000. This was primarily the result of an approximate 9.3 percent increase in average outstanding borrowings of the Company, caused by the acquisition of Purex, and a slight increase in the effective interest rate.

OTHER INCOME

Other income in 1994 and 1993 consists primarily of interest income received pursuant to a receivable under an Agreement for Deed.

INCOME TAXES

The Company recorded a $4,379,000 tax provision in fiscal 1994, which reflects an effective tax rate of 38.5 percent. In fiscal 1993 the Company recorded a $527,000 provision. This provision reflected tax expense in the Company's international operations and state tax provisions related to certain of the Company's domestic operations. Net book operating loss carryforwards of approximately $5.4 million were used during fiscal 1993 to offset approximately $1.8 million of U.S. tax provision.

NET INCOME

The Company reported net income of $6,995,000 as compared to a 1993 net income of $6,173,000. The change between years is a result of increased sales and income from operations offset by an increase in the effective tax rate.


                   Page 16 of 68 sequentially numbered pages

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $21,423,000 at September 30, 1995 compared to $18,212,000 at September 30, 1994, and the ratio of current assets to current liabilities decreased to 1.76 to 1.00 from 2.00 to 1.00. The increase in working capital is due primarily to an increase in accounts receivable, inventories and prepayments offset by an increase in notes payable, accounts payable and accrued expenses. These increases are primarily due to the acquisitions of Advanced Structures, Inc., Euroimpex and Compool. Capital expenditures for fiscal 1995 totaled $8,387,000 compared to $4,906,000 in fiscal 1994, and were funded from net income, depreciation and borrowing. The difference in capital expenditures relates to building renovations, investment in tooling for new and existing products and capital expenditures associated with Purex which was acquired in March, 1994. The Company has a revolving loan, acquisition-related line of credit and term loan facility providing a maximum availability of $53 million through its bank group. In addition, the Company's Belgium subsidiary has a line of credit available of $8.5 million. As of September 30, 1995, approximately $39.4 million is available under these facilities. Management expects that cash generated from operating activities and its borrowing capacity will be sufficient to meet its current obligations, to fund current operating and capital requirements and finance future growth.

The Company is involved in various claims and lawsuits incidental to its business, including product liability claims which are covered by insurance and for which the self-insured deductible per claim has over the past several years ranged from a low of $75,000 to its current level of $275,000. Although the Company believes that its' reserves, approximately $748,000 as of September 30, 1995, are adequate, a significant increase in the aggregate amount of claims could have an adverse effect on the deductible level or upon the Company's ability to obtain product liability coverage for certain product lines. Management is addressing this issue in various ways and is reasonably confident, but cannot guarantee, that the situation will be managed with no material adverse impact on the Company. As of the end of September 1995, the Company had foreign assets of approximately $18 million principally located in Belgium and Italy. The assets were converted at year end using a U.S. dollar exchange rate that was 8.6% lower than at September 30, 1994.

DIVIDENDS

The Company intends to continue its policy of retaining earnings and cash for the future expansion of the business.





                   Page 17 of 68 sequentially numbered pages

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME
ESSEF CORPORATION AND SUBSIDIARIES
For the Years Ended September 30, 1995, 1994, and 1993
(Dollars in Thousands Except Per Share Data)

                                                             1995               1994            1993
------------------------------------------------------------------------------------------------------
NET SALES                                                   $157,507          $134,020        $104,466
COST OF SALES                                                114,124            93,283          73,048
                                                             -----------------------------------------
GROSS PROFIT                                                  43,383            40,737          31,418
OPERATING EXPENSES
 Engineering and development                                   4,174             3,168           2,581
 Selling                                                      16,319            16,105          12,537
 Administrative                                               10,985             9,454           9,313
                                                             -----------------------------------------
TOTAL OPERATING EXPENSES                                      31,478            28,727          24,431
                                                             -----------------------------------------
INCOME FROM OPERATIONS                                        11,905            12,010           6,987
INTEREST EXPENSE                                               2,075             1,275           1,164
OTHER INCOME, NET                                               (471)             (639)           (877)
                                                             ------------------------------------------
INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                                       10,301           11,374            6,700
PROVISION FOR INCOME TAXES                                     3,710            4,379              527
                                                             -----------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                               6,591            6,995            6,173
EXTRAORDINARY ITEM
 (From fire insurance settlement,
 less applicable income taxes of
 $517)                                                           920               --                -
                                                             -----------------------------------------
NET INCOME                                                  $  7,511         $  6,995         $  6,173
                                                            ==========================================
PER SHARE INFORMATION
 INCOME BEFORE
  EXTRAORDINARY ITEM                                        $   1.13         $   1.22         $   1.08
                                                            ==========================================
 NET INCOME                                                 $   1.29         $   1.22         $   1.08
                                                            ==========================================



See Notes to Consolidated Financial Statements





                   Page 18 of 68 sequentially numbered pages

CONSOLIDATED BALANCE SHEETS
ESSEF CORPORATION AND SUBSIDIARIES
September 30, 1995 and 1994
(Dollars in Thousands)

ASSETS                                                                     1995                      1994
------                                                                     ----                      ----
CURRENT ASSETS
 Cash and cash equivalents                                               $  3,870                 $  2,509
 Accounts receivable, less allowance
  for doubtful accounts of $1,167
  and $845, respectively                                                   25,714                   20,983
 Inventories                                                               16,928                   11,789
 Prepayments and other                                                      3,165                    1,221
                                                                         --------                 --------
   Total current assets                                                    49,677                   36,502
                                                                         --------                 --------


PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                                                         369                      350
 Buildings                                                                 17,582                   16,689
 Machinery and equipment                                                   62,476                   49,510
 Construction-in-progress                                                   1,702                    1,381
                                                                         --------                 --------
                                                                           82,129                   67,930
 Less accumulated depreciation                                             44,383                   38,376
                                                                         --------                 --------
 Net property, plant and equipment                                         37,746                   29,554


OTHER ASSETS
 Receivable under agreement for deed                                        3,850                    4,079
 Goodwill, net                                                             13,305                    3,123
 Other                                                                      2,046                      913
                                                                         --------                 --------
   Total other assets                                                      19,201                    8,115
                                                                         --------                 --------
                                                                         $106,624                 $ 74,171
                                                                         ========                 ========





See Notes to Consolidated Financial Statements





                   Page 19 of 68 sequentially numbered pages

CONSOLIDATED BALANCE SHEETS
ESSEF CORPORATION AND SUBSIDIARIES (CONTINUED)
September 30, 1995 and 1994
(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                                       1995                      1994
------------------------------------                                       ----                      ----
CURRENT LIABILITIES
 Current maturities of long-term debt                                       5,272                    1,436
 Accounts payable                                                           9,562                    6,716
 Accrued expenses                                                          10,708                   10,138
 Accrued income taxes                                                       2,712                     --
                                                                         --------                ---------
   Total current liabilities                                               28,254                   18,290

LONG-TERM DEBT                                                             22,421                   16,246

DEFERRED INCOME TAXES                                                       1,571                       --

OTHER LONG-TERM LIABILITIES                                                 2,952                    1,739
                                                                         --------                 --------
  Total liabilities                                                        55,198                   36,275


SHAREHOLDERS' EQUITY
 Preferred shares without par value,
  authorized 1,000,000 shares,
  none issued                                                                  --                       --
 Common shares without par value,
  authorized 15,000,000 shares,
  issued 5,289,188 shares and
  4,970,250 shares in 1995 and
  1994, respectively, less
  101,330 Treasury shares at cost,
  stated at                                                                20,411                   15,045
 Retained earnings                                                         29,012                   21,501
 Cumulative foreign currency
  translation adjustment                                                    2,003                    1,350
                                                                         --------                 --------
   Total shareholders' equity                                              51,426                   37,896
                                                                         --------                 --------
                                                                         $106,624                 $ 74,171
                                                                         ========                 ========




See Notes to Consolidated Financial Statements





                   Page 20 of 68 sequentially numbered pages

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
ESSEF CORPORATION AND SUBSIDIARIES
For the Years Ended September 30, 1995, 1994, and 1993
(Dollars in Thousands except for number of shares)

                                                 COMMON SHARES
                                              -------------------
                                                                                                    CUMULATIVE
                                                     NUMBER                        RETAINED         TRANSLATION
                                                   OF SHARES         AMOUNT        EARNINGS         ADJUSTMENT        TOTAL
                                                   ---------         ------        --------         ----------        -----
BALANCE
SEPTEMBER 30, 1992                                     4,860,325        $14,664       $ 8,333          $2,601         $25,598
    Net Income                                                --             --         6,173              --           6,173
    Stock Options                                          4,390            137            --              --             137
    Foreign currency
     translation adjustment                                   --             --             --          (1,832)        (1,832)
                                                      ----------       --------      ---------          -------        ------

BALANCE
SEPTEMBER 30, 1993                                     4,864,715         14,801        14,506              769         30,076
    Net Income                                                --             --         6,995                --         6,995
    Stock Options                                          4,205            244            --                --           244
    Foreign currency
     translation adjustment                                   --             --             --             581            581
                                                      ----------       --------      ---------          ------        -------

BALANCE
SEPTEMBER 30, 1994                                     4,868,920         15,045        21,501            1,350         37,896
    Net Income                                                --             --         7,511                --         7,511
    Stock Options                                          8,947             96             --               --            96
    Issuance of shares
     for acquisition                                     309,991          5,270             --               --         5,270
    Foreign currency
     translation adjustment                                   --             --             --             653            653
                                                      ----------        -------        -------        --------       --------

BALANCE
SEPTEMBER 30, 1995                                     5,187,858        $20,411       $29,012          $ 2,003        $51,426
                                                       =========        =======        =======         =======        =======





See Notes to Consolidated Financial Statements





                   Page 21 of 68 sequentially numbered pages

CONSOLIDATED STATEMENTS OF CASH FLOWS
ESSEF CORPORATION AND SUBSIDIARIES
For the Years Ended September 30, 1995, 1994, and 1993
(Dollars in Thousands)

                                                                                    1995             1994            1993
                                                                                    ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $ 7,511            $6,995          $6,173
Adjustments to reconcile net income
 to net cash provided by operating activities
 Extraordinary item                                                                   (920)             --               --
 Depreciation and amortization                                                       6,229             5,499           5,210
 Other                                                                                  96               471             122
 Gain on liquidation of subsidiary                                                      --              (201)            --
Changes in Operating Assets & Liabilities
 Accounts receivable                                                                (1,929)           (6,326)         (2,788)
 Inventories                                                                        (1,046)               29             515
 Prepayments & other                                                                (1,484)              (85)            397
 Accounts payable                                                                      243               996            (379)
 Accrued expenses                                                                   (1,428)            1,389            (119)
 Accrued and deferred income taxes                                                   4,111              (367)           (196)
                                                                                    -------             -----          ------
  Net cash provided by operating
   activities                                                                       11,383             8,400           8,935
                                                                                    -------            -----           -----

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment                                         (8,387)           (4,906)         (3,662)
 Business acquisitions                                                              (1,577)          (10,750)             --
 Other assets, net                                                                  (1,880)               19             573
                                                                                    --------               --             ---
  Net cash used in investing
   activities                                                                      (11,844)          (15,637)         (3,089)
                                                                                    --------         --------          ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (payments)on term loan                                              (1,429)            9,643         (11,756)
 Net borrowings (payments) on revolving
  credit agreement                                                                   5,900            (2,780)          6,610
 Other loans                                                                        (2,744)              (68)           (318)
                                                                                   --------           -------         -------

  Net cash provided by (used in)
   financing activities                                                              1,727             6,795          (5,464)
                                                                                   -------            -------        --------




See Notes to Consolidated Financial Statements




                   Page 22 of 68 sequentially numbered pages

CONSOLIDATED STATEMENTS OF CASH FLOWS
ESSEF CORPORATION AND SUBSIDIARIES (CONTINUED)
For the Years Ended September 30, 1995, 1994, and 1993
(Dollars in Thousands)

                                                                                     1995               1994             1993
                                                                                     ----               ----             ----
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH AND CASH EQUIVALENTS                                                            95              115            (381)
                                                                                     ------              ---            ----
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                  1,361             (327)               1
CASH AND CASH EQUIVALENTS
-- BEGINNING OF YEAR                                                                  2,509            2,836            2,835
                                                                                    -------            -----            -----
CASH AND CASH EQUIVALENTS
-- END OF YEAR                                                                      $ 3,870          $ 2,509          $ 2,836
                                                                                    =======          =======          =======

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                                                                      $ 2,168          $ 1,191          $ 1,391
 Income taxes paid, net                                                             $   126          $ 4,386          $   680



See Notes to Consolidated Financial Statements



                   Page 23 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Essef Corporation is the leading worldwide supplier of composite components and subsystems for the movement, storage and treatment of water. Residential, commercial, industrial, and municipal end-users rely on the Company's high-performance products for consistent and reliable results. Essef's technology produces products that are basic to almost any water treatment, filtration, or storage system. The Company reports its business in two segments: Swimming Pool and Spa Equipment, and Water Treatment and Systems Equipment.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Essef Corporation and subsidiaries (the Company). All significant intercompany items have been eliminated. Certain reclassifications have been made to prior year amounts in order to be consistent with the presentation for the current year.

REVENUE RECOGNITION

The Company recognizes revenue when products are shipped.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short term investments with initial maturities of three months or less to be cash equivalents.

DEPRECIATION AND AMORTIZATION

Depreciation is computed on the straight-line method for financial reporting purposes while accelerated methods are used for tax reporting purposes. Goodwill arising from business acquisitions is amortized on the straight-line method over forty years. The Company continually evaluates goodwill to assess recoverability.

INCOME TAXES

Effective October 1, 1993, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred taxes. SFAS No. 109 supersedes SFAS No. 96, "Accounting for Income Taxes", which the Company had adopted in the first quarter of 1992. The consolidated

                   Page 24 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material. The provision for income taxes includes federal, foreign, state and local taxes currently payable and those deferred because of temporary differences between financial statement and tax bases of assets and liabilities.

EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of outstanding common shares and equivalents (stock options) during the
periods. Average        shares outstanding for the purpose of calculating
earnings per share were 5,831,098 in 1995, 5,742,705 in 1994, and 5,713,763 in
1993.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates and the results of operations are translated at the average exchange rates during the periods. Adjustments resulting from these translations are recorded as a separate component of Shareholders' Equity.

NOTE 2: INVENTORIES

Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the balance of the Company's inventories are valued using the first-in, first-out
(FIFO) method.

Inventories are valued as follows:

(dollars in thousands)

                                                          1995              1994
Raw Materials                                           $10,089           $ 8,418
Work-in-process                                           2,445             1,306
Finished goods                                            6,225             3,374
                                                     -----------------------------
Inventories at FIFO Cost                                 18,759            13,098
Less: Allowance to
 reduce carrying value
to LIFO cost                                            (1,831)            (1,309)
                                                     -----------------------------
Net Inventories                                         $16,928           $11,789
                                                     =============================



                   Page 25 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 2: INVENTORIES (CONTINUED)

                                                       1995             1994
 U.S. Companies using
   LIFO cost method                                  $ 9,350          $ 8,553
 U.S. Companies using
   FIFO cost method                                    4,309            1,256
 Foreign companies
   using FIFO cost method                              3,269            1,980

Net Inventories                                      $16,928          $11,789



NOTE 3: ACCRUED EXPENSES

The following components of accrued expenses were in excess of 5% of total current liabilities:
(dollars in thousands)

                                                       1995               1994
Accrued compensation                                  $4,057            $ 3,567
Product liability
 retention                                            $  748            $   931



NOTE 4: NOTE RECEIVABLE UNDER AGREEMENT FOR DEED

The Company has restructured the original Agreement for Deed which was for the sale of the remaining assets of Fame Plastics, Inc., now known as Sanford Technology Corporation, to Apogee Plastics. Subsequent to the sale of Fame, Apogee Plastics was acquired by Apogee Acquisition Corporation which acquired and assumed all rights and obligations of Apogee Plastics under the Agreement for Deed. Simultaneously with the assumption, the face value of the note was reduced to $4.6 million, a payment for $.75 million was then made to reduce the receivable to $3.85 million. The receivable bears interest at 10% and requires interest payments from April 1, 1995 through March 1, 1996, at which time a $.25 million principal payment is due. Interest and principal payments, based on a 15 year amortization, are required monthly beginning April 1, 1996 through and including February 1, 2000. On March 1, 2000 there shall be due and payable a final payment in an amount equal to the entire unpaid principal balance and all unpaid accrued interest. Under the Agreement for Deed, conveyance of title to the buyer will occur upon full payment of the $3.85 million receivable. Until such time, title remains with the Company.

                   Page 26 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 5: FINANCIAL INSTRUMENTS

The Company has financial instruments which consist primarily of cash and cash equivalents, accounts receivable, a receivable under an agreement for deed, notes payable and long-term debt. The Company has determined that the estimated fair value of its financial instruments approximates carrying value. At September 30, 1995 the Company held no derivative financial instruments.

NOTE 6: LONG-TERM DEBT

The Company and its bank group have an unsecured $33,000,000 revolving loan, an acquisition-related line of credit in the maximum aggregate amount of $10,000,000, and an additional term loan facility in the maximum aggregate amount of $10,000,000. There are no outstanding borrowings on the acquisition-related line of credit at September 30, 1995. The revolving loan extends through January 31, 1997 and may be extended in one year increments with the approval of the bank group. The term loan is payable in equal quarterly installments using a seven year amortization schedule with the unpaid principal balance outstanding due January 31, 1997. Interest rates for the revolving loan, acquisition-related line of credit, and term loan are based on increments over the lead bank's base lending rate or LIBOR rate at the Company's option. A 3/8 percent commitment fee is payable on the unused portion of the revolving loan and the acquisition-related line of credit.

The Company's Belgium subsidiary has a line of credit available of approximately $8.5 million. There are no outstanding borrowings as of September 30, 1995. In addition, a note payable of $3.75 million is outstanding related to the acquisition of a subsidiary and is due January 31, 1996. Interest is charged at a rate of 8% annually.

The Company is in compliance with all of its covenants under the credit facility. As of September 30, 1995, interest rates for the revolving debt and the term loan ranged from 7.25% to 8.75%. The long term debt balances are as follows: (dollars in thousands)

                                          September 30,
                                     1995             1994
                                --------------------------
Term loan                           $ 8,214        $ 9,643
Revolving credit
agreement                            13,900          8,000
Other loans                           5,579             39
                                --------------------------
                                     27,693         17,682
Less current maturities               5,272          1,436
                                --------------------------
                                    $22,421        $16,246
                                ==========================

                   Page 27 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

Future maturities of long-term debt at September 30, 1995 are $5,272 in 1996 and $22,421 in 1997.

NOTE 7: INCOME TAXES

During 1994, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 supersedes SFAS No. 96, "Accounting for Income Taxes," which the Company adopted in the first quarter of 1992. The consolidated financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material. The provision for income taxes is calculated based upon the following components of income before taxes:

(dollars in thousands)
                                                   September 30,
                                  1995                  1994              1993
                                -----------------------------------------------
Domestic                          $ 8,393            $10,225            $6,056
Foreign                             1,908              1,149               644
                                -----------------------------------------------
                                  $10,301            $11,374            $6,700
                                ===============================================


The significant components of the provision for income taxes are as follows:
(dollars in thousands)
                                                    September 30,
                                          1995            1994            1993
                                        ---------------------------------------
Current
Federal                                  $2,485         $3,369          $   37
Foreign                                    (311)           313             322
State                                       226            603             198
                                        ---------------------------------------
Total Current                            $2,400         $4,285          $  557
                                        ---------------------------------------

Deferred
  Federal                                $1,199         $   96     $       --
Foreign                                    (116)           (18)           (30)
State                                       227             16             --
                                        ---------------------------------------
Total Deferred                            1,310             94            (30)
                                        ---------------------------------------
                                         $3,710         $4,379     $      527
                                        =======================================


                   Page 28 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities are as follows: (dollars in thousands)

                                                                     September 30,
                                                               1995                 1994
                                                              -----                 ------
Deferred income tax assets:
   Nondeductible accruals                                       $ 2,201              $ 2,769
   Tax credit and net operating
   loss carryforwards                                               403                  205
   Other                                                             --                  280
                                                               --------               ------
                                                                $ 2,604              $ 3,254
   Valuation allowance                                               --                 (205)
                                                               --------              -------
 Total deferred income tax assets                               $ 2,604              $ 3,049
                                                                -------              -------

Deferred tax liabilities:
   Depreciation and
   amortization                                                 $ 4,175               $2,682
                                                                -------               ------
   Total deferred income tax
   liabilities                                                  $ 4,175               $2,682
                                                                -------               ------

Net deferred
 income tax asset (liability)                                   $(1,571)              $  367
                                                                ========             =======

The consolidated tax provision differs from the tax provision computed at statutory United States tax rates for the following reasons: (dollars in thousands)

                                                                          September 30,
                                                            1995               1994             1993
                                                           -----               ----             ----
Tax provision at federal
   rate of 34%                                              $3,502           $3,867             $2,278
State income taxes                                             453              619                131
Foreign tax differential                                      (426)             (96)               (71)
Utilization of net operating
   loss carryforward                                            --              --              (1,816)
Other, net                                                     181              (11)                 5
                                                            ------           ------             ------
                                                            $3,710           $4,379             $  527
                                                            ======           =======            ======

                   Page 29 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 8: LEASES

The Company leases some of its facilities and equipment. Total rental expenses were $982,000, $945,000, and $801,000 in 1995, 1994, and 1993, respectively.

Minimum annual rental commitments for the next five years under non-cancelable operating leases at September 30, 1995, are as follows:
(dollars in thousands)
                          1996                 $1,585
                          1997                  1,146
                          1998                    817
                          1999                    261
                          2000                    220


NOTE 9: RETIREMENT AND DEFERRED COMPENSATION PLANS

The Company has a qualified defined contribution retirement plan covering substantially all of its employees. The plan provides for an annual basic contribution by the Company equal to 2% of each participant's compensation (which is fully vested), a discretionary contribution (which is fully vested after seven years), and a matching contribution (which is fully vested). Total Company contributions were approximately $1,211,000, $1,070,000, and $892,000 for the years ended September 30, 1995, 1994, and 1993, respectively.

The Company has a deferred compensation plan for executive officers. At September 30, 1995 and 1994, liabilities of approximately $576,000 and $501,000, respectively, have been recorded in other long-term liabilities. The Company has a non qualified retirement plan for its Board of Directors. At September 30, 1995 and 1994, liabilities of approximately $375,000 and $420,000, respectively, have been recorded in other long-term liabilities.

NOTE 10: BUSINESS SEGMENT INFORMATION

By Industry--The Company operates in two industry segments: water treatment and systems equipment, and swimming pool and spa equipment. The water treatment and systems equipment segment manufactures products for moving, storing and treating water in residential, commercial, industrial and municipal water supply systems. This segment also manufactures products for the transport and containment of hazardous and industrial waste materials, as well as molds and tools used in the plastic blow molding industries. Swimming pool and spa equipment operations include pumps, filters, heaters, lights, and components for swimming pools and spas.

                   Page 30 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 10: BUSINESS SEGMENTS (CONTINUED)

The following table contains a summary of information of each industry segment. The principal corporate assets are cash and cash equivalents, and a receivable under agreement for deed, neither of which is included as an asset in an industry segment.
(dollars in thousands)

                                                            1995               1994             1993
                                                            ----               ----             ----
NET SALES
 Water Treatment and Systems
  Equipment                                                 $ 71,556         $ 65,134         $ 58,723
 Swimming Pool and Spa Equipment                              85,951           68,886           45,743
                                                            ------------------------------------------
                                                            $157,507         $134,020         $104,466
                                                            ==========================================
INCOME FROM OPERATIONS
 Water Treatment and Systems
  Equipment                                                 $  5,714         $  7,330         $  5,905
 Swimming Pool and Spa Equipment                               8,309            6,848            3,185
 Corporate Development and
  Administration                                              (2,118)          (2,168)          (2,103)
                                                            ------------------------------------------
                                                            $ 11,905         $ 12,010         $  6,987
                                                            ==========================================
IDENTIFIABLE ASSETS
 Water Treatment and Systems
 Equipment                                                  $ 55,509         $ 31,455         $ 32,458
 Swimming Pool and Spa Equipment                              40,174           34,308           16,073
                                                            ------------------------------------------
                                                              95,683           65,763           48,531
 Construction-In-Progress                                      1,702            1,381            1,005
 Corporate Development and
 Administration                                                9,239            7,027            5,663
                                                            ------------------------------------------
                                                            $106,624         $ 74,171         $ 55,199
                                                            ==========================================
CAPITAL EXPENDITURES
 Water Treatment and Systems
 Equipment                                                  $  5,509         $  3,481         $  2,432
 Swimming Pool and Spa Equipment                               2,833            1,395            1,213
                                                            ------------------------------------------
                                                               8,342            4,876            3,645
 Corporate Development and
 Administration                                                   45               30               17
                                                            ------------------------------------------
                                                            $  8,387         $  4,906         $  3,662
                                                            ==========================================

                   Page 31 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 10: BUSINESS SEGMENTS (CONTINUED)

                                                                1995             1994             1993
                                                                ----             ----             ----
DEPRECIATION AND AMORTIZATION
 Water Treatment and System
  Equipment                                                 $  3,705         $  3,379         $  3,289
 Swimming Pool and Spa Equipment                               2,480            2,063            1,853
                                                            --------            -----            -----
                                                               6,185            5,442            5,142
 Corporate Development and
  Administration                                                  44               57               68
                                                            --------         --------         --------
                                                            $  6,229         $  5,499         $  5,210
                                                            ========         ========         ========





                   Page 32 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 10: BUSINESS SEGMENT INFORMATION (CONTINUED)

By Geographic Area--Operations of the Company are located in the United States and Europe. The following table contains a summary of activity by geographic area.
(dollars in thousands)

                                                              1995              1994            1993
                                                            ------------------------------------------
NET SALES
 United States                                              $126,124         $110,548         $ 85,363
 Foreign                                                      31,838           23,472           19,103
                                                            --------           ------           ------
                                                            $157,507         $134,020         $104,466
                                                            ========         ========         ========

INCOME FROM OPERATIONS
 United States                                              $  9,280         $ 10,195         $  5,815
 Foreign                                                       2,625            1,815            1,172
                                                            --------            -----            -----
                                                            $ 11,905         $ 12,010         $  6,987
                                                            ========         ========         ========

IDENTIFIABLE ASSETS
 United States                                              $ 88,777         $ 63,825         $ 43,653
 Foreign                                                      17,847           10,346           11,546
                                                            --------           ------           ------
                                                            $106,624         $ 74,171         $ 55,199
                                                            ========         ========         ========

CAPITAL EXPENDITURES
 United States                                              $  6,583         $  4,104         $  2,779
 Foreign                                                       1,804              802              883
                                                            --------              ---              ---
                                                            $  8,387         $  4,906         $  3,662
                                                            ========         ========         ========

DEPRECIATION AND AMORTIZATION
 United States                                              $  4,886         $  4,357         $  4,158
 Foreign                                                       1,343            1,142            1,052
                                                            --------            -----            -----
                                                            $  6,229         $  5,499         $  5,210
                                                            ========         ========         ========





                   Page 33 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 11: CAPITAL STOCK AND STOCK OPTION PLAN

The Company has 1,000,000 Serial Preferred Shares authorized, none of which have been issued. When issued, each of such shares would have one vote, and in special situations the Serial Preferred Shares would vote in a class separate from the Company's common shares. The Board of Directors is authorized to establish the dividend rates, cumulative rights, redemption prices, sinking fund provisions and conversion rights of the Serial Preferred Shares.

The Company has a stock option plan for employees granting ten year options for the purchase of up to 500,000 common shares of the Company and the granting of stock appreciation rights. Options may be exercised partially during the first three to five years from the date of grant, and in whole or in part thereafter. The outstanding options expire at various dates through the year 2005. Activity in the stock option plan is as follows:

                                                        NUMBER
                                                        OF OPTIONS          PRICE PER SHARE
                                                        ----------          ---------------
Option Shares
 Outstanding
   October 1, 1993                                          63,620           $3.38  -$ 8.50
    Granted                                                187,314           $16.33 -$16.50
    Expired                                                   (663)
    Exercised                                                (4205)
                                                           -------
   Outstanding
    October 1, 1994                                        246,066           $3.38  -$16.50
    Granted                                                 16,000           $15.75 -$16.33
    Expired                                                (14,323)                    --
     Exercised                                              (8,947)                    --
                                                           -------
   Outstanding
    September 30,1995                                      238,796           $3.38  -$16.50
                                                           =======

   Exercisable
    September 30, 1995                                     108,026
                                                           =======

In addition to the options shown above, in 1990, the company granted options to purchase 971,800 common shares at $2.00 per share. These options expire ten years from the date of grant and are fully vested. None of these options have been exercised. Additionally, in 1994 and 1995, the Company granted certain officers options to purchase 150,000 and 25,000 common shares. These options shall vest based on attainment of specified financial ratios and expire 10 years from the date of grant.

                   Page 34 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 11: CAPITAL STOCK AND STOCK OPTION PLAN (Continued)

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with certain other disclosures.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.





                   Page 35 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 12: QUARTERLY INFORMATION (UNAUDITED)
(Dollars in Thousands Except Share Data)

                                                                        QUARTER
                                                                        -------
                                                FIRST           SECOND           THIRD             FOURTH          TOTAL
                                                -----           ------           -----             ------          -----
1995
    Net Sales                                  $32,019         $39,926          $45,942           $39,620        $157,507
    Gross Profit                                 8,951          11,525           13,574             9,333          43,383
    Income Before
    Extraordinary Item                             897           2,125            3,179               390           6,591
    Net Income                                     897           2,125            3,179             1,310           7,511
    Earnings Per Share
     Income Before
    Extraordinary Item                             .16             .37              .55               .06            1.13  (b)
     Net Income                                    .16             .37              .55               .22            1.29  (b)
    Range of Stock Prices (a)
     High                                       $16.00          $16.25           $16.50            $18.50          $18.50
     Low                                        $14.25          $14.00           $15.50            $15.75          $14.00

1994
    Net Sales                                  $24,658         $32,181          $42,896           $34,285        $134,020
    Gross Profit                                 7,204          10,272           13,313             9,948          40,737
    Net Income                                     835           1,963            2,966             1,231           6,995
    Earnings Per Share                             .15             .34              .52               .21            1.22
    Range of Stock Prices (a)
     High                                       $13.25          $18.25           $16.50            $15.25          $18.25
     Low                                        $11.50          $12.75           $14.00            $13.75          $11.50

(a) The prices in this table, representing the high and low "Bid" prices, have been supplied to the Company by The National Association of Securities Dealers, Inc. These prices reflect quotations between dealers which do not include mark-ups, mark-downs, or commissions, and may not be actual transactions.

(b) The total of the earnings per share for each quarter does not equal the earnings per share for the full year, either because the calculations are based on the weighted average shares outstanding during each of the individual periods, or due to rounding.

Note: The quoted market price of the Company's common share was $17.875 at the close of business on November 17, 1995.

                   Page 36 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 13: BUSINESS ACQUISITIONS

On July 21, 1995, Advanced Structures, Inc. of Escondido, California, a manufacturer of composite pressure vessel housings for industrial and municipal reverse osmosis membrane systems, was merged into a wholly-owned subsidiary of the Company. On August 4, 1995, the Company acquired certain assets and assumed certain liabilities of Euroimpex Srl, in Milan, Italy, a manufacturer of pressure vessels and other components for the water treatment industry. On September 1, 1995, the Company acquired certain assets and liabilities of Compool Corporation of Mountain View, California, a manufacturer of electronic controls and valves for swimming pools and spas. The Company paid approximately $13 million in cash, Essef Common Stock, and notes payable for these companies. The purchase price was allocated to the assets and liabili-ties based on their estimated fair values as of the date of acquisition. Under earn-out agreements related to these acquisitions, additional amounts are contingent on the acquired companies reaching certain profitability goals through September 30, 2000. Any such payments will be accounted for as additional cost in excess of net assets acquired in the year earned.

On March 7, 1994 the Company acquired certain assets and assumed certain liabilities of the Purex Pool Products Division of Hydrotech Chemical Corporation, a subsidiary of Great Lakes Chemical Company for approximately $13.6 million. Purex is a manufacturer of filters, pumps, lights, and heaters for swimming pools and spas.

All of the acquisitions were accounted for as purchases and the results of operations have been included in the Company's results since acquisition. The cost in excess of net assets acquired is amortized on a straight line basis over forty years.

The following unaudited proforma consolidated results of operations give effect to the above acquisitions as though they were acquired at the beginning of each period shown. The proforma information has been presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the earliest period presented, or of results which may occur in the future.





                   Page 37 of 68 sequentially numbered pages

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ESSEF CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1995, 1994, AND 1993

NOTE 13: BUSINESS ACQUSITIONS (CONTINUED)

(Unaudited)
(Dollars in Thousands Except Per Share Data)

                                                                         1995              1994
                                                                     --------            ------
Net Sales                                                           $179,137           $166,121
Income Before Extraordinary Item                                    $  7,030           $  7,087
Net Income                                                          $  7,950           $  7,087
Earnings per Share:
Income Before Extraordinary Item                                    $   1.16           $   1.17
Net Income                                                          $   1.31           $   1.17

On December 1, 1994, the Company signed a joint venture agreement with a German manufacturer and distributor of metal hydropneumatic pressure vessels. The joint venture, Reflex-WellMate GmbH is developing a composite hydropneumatic pressure vessel to be manufactured and sold in Europe. The Company's interest in the joint venture is being accounted for using the equity method of accounting. At September 30, 1995 the Company had made investments and advances of approximately $1.57 million to the joint venture, $.66 million of which are included in other current assets. During 1995, the Company had no equity income from the investment.


NOTE 14: EXTRAORDINARY ITEM

In February, 1995, Hobson Brothers, a subsidiary of the Company, suffered a major fire in their foundry building. All assets destroyed were insured and the Company has settled its claim with the carrier. The excess of $1,437,000 (less related income tax of $517,000) of the insurance claim over the net book value of the Company's assets has been reflected as an extraordinary gain. Additionally, proceeds of $200,000 were included in operating income to offset fire-related business interruption costs.





                   Page 38 of 68 sequentially numbered pages

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS,

We have audited the accompanying consolidated balance sheet of Essef Corporation and Subsidiaries as of September 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the Financial Statement Schedule listed in the index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company for the years ended September 30, 1994 and 1993 were audited by other auditors whose report, dated November 4, 1994, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at September 30, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP


Cleveland Ohio
November 10, 1995





                   Page 39 of 68 sequentially numbered pages

REPORT OF MANAGEMENT

The Management of Essef Corporation is responsible for the preparation and accuracy of the financial statements and other information included in this report. The financial statements have been prepared in accordance with generally accepted accounting principles using, where appropriate, management's best estimates and judgement.

In meeting its responsibility for the reliability of the financial statements, the Company depends upon its system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system is supported by policies and guidelines, and by careful selection and training of financial management personnel.

The Company's independent public accountants, Deloitte & Touche LLP, are retained to audit Essef Corporation's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and provides an independent assessment that helps ensure fair presentation of the Company's financial statements.

The Board of Directors meets its responsibility for overview of the Company's financial statements through its Audit Committee which is composed entirely of Directors who are neither officers nor employees of the Company.

The Audit Committee meets periodically with Management and with the independent public accountants to review and assess the activities of each in meeting their respective responsibilities. The independent public accountants have full access to the Audit Committee to discuss the results of their audit work, the adequacy of internal accounting controls, and the quality of financial reporting.





Thomas B. Waldin
President and Chief Executive Officer





Theodore A. Havens
Vice President, Chief Financial Officer and Treasurer

                   Page 40 of 68 sequentially numbered pages

ITEM 9.DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None





                   Page 41 of 68 sequentially numbered pages

                                    PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Identification of Directors

    [For identity of directors and director-nominees including age, business experience, positions held and other relevant information see Essef Corporation - Proxy Statement - December 22, 1995; (definitive proxy statement filed with the Commission pursuant to Regulation 14A) under the headings NOMINATION AND ELECTION OF DIRECTORS, NOMINEE AND DIRECTORS, on pages 2-4 and DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 5; incorporated herein by this reference].

    (b) Identification of Executive Officers

    The persons named below are the executive officers of the Company at the date hereof. Messrs. Waldin, Ross, Hornick and Havens were elected to their current positions at the Annual Meeting of Directors held January 25, 1995. All serve at the pleasure of the Board of Directors; otherwise all terms expire with the Annual Meeting of Directors to be held January 23, 1996. Mr Britelle was elected to his current position by the Board of Directors of Pac-Fab, Inc. at a meeting held on January 25, 1995.

       Name                       Age              Position
       ----                       ---              --------
       Thomas B. Waldin           53               President and Chief Executive
                                                   Officer, Director

       Elliot B. Ross             49               Executive Vice President and
                                                   Chief Operating Officer, Director Nominee

       Theodore A. Havens         49               Vice President, Chief Financial
                                                   Officer and Treasurer

       Gerald C. Hornick          62               Vice President and
                                                   Assistant Treasurer

       Doug J.Britelle            48               President Pac-Fab Inc.




                   Page 42 of 68 sequentially numbered pages

       Thomas B. Waldin has been Chief Executive Officer of the Company since his appointment on October 26, 1990, and President and a Director since his appointment and election January 31, 1991. Since 1977, Mr. Waldin has been active as an investor in and director of a number of small businesses. He retired in 1987 as Chief Operating Officer of USG Interiors, Inc., and Chief Executive Officer of Donn, Inc. The former is a unit of USG Corporation, a worldwide manufacturer and distributor of building products, created in connection with the acquisition of Donn, Inc. in 1986.

       Elliot B. Ross has been Executive Vice President and Chief Operating Officer of the Company since January 31, 1994. Prior to joining the Company, Mr. Ross was the co-chairman of Inverness Partners and Inverness Casting Group. Prior to founding Inverness, he spent 14 years as a member and partner in the Cleveland office of McKinsey & Company.

       Theodore A. Havens has been Vice President, Chief Financial Officer and Treasurer of the Company since September 1994. Prior to that, Mr. Havens had served in various positions since joining the Company in 1977. Most recently, he was the Vice President of Purex Pool Systems and the Assistant Treasurer and Controller of Pac-Fab, Inc.

       Gerald C Hornick has been a Vice President of the Company since 1970 and has served as Chief Operating Officer of Structural North America since 1985, and as President since January, 1991. He has been Assistant Treasurer of Essef Corporation since 1988.

       Douglas J. Britelle came to Pac-Fab from General Electric where he served in a variety of assignments since 1971. Most recently, he served as General Manager of G.E's Apparatus Service Business headquartered in Schenetady, New York. Prior to that, he was General Manager of G.E's Transformer Business headquartered in Hickory, North Carolina from 1983 to 1992.


ITEM 11.    EXECUTIVE COMPENSATION.

       [For information relating to compensation of executive officers and directors see Essef Corporation - Proxy Statement - December 22, 1995; under the headings DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 5, and EXECUTIVE COMPENSATION on page 6; incorporated herein by this reference].


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       [For information relating to security ownership of certain beneficial owners and management see Essef Corporation - Proxy Statement - December 22, 1995; under the heading BENEFICIAL OWNERSHIP OF SHARES appearing on pages 12-14; incorporated herein by this reference].


                   Page 43 of 68 sequentially numbered pages

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS.

       [For information regarding related transactions see Essef Corporation - Proxy Statement - December 22, 1995; under the heading BENEFICIAL OWNERSHIP OF SHARES on pages 12-14; incorporated herein by this reference].





                   Page 44 of 68 sequentially numbered pages

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) 2.     Financial Statement Schedules

                          SCHEDULE VIII - VALUATION AND
                        QUALIFYING ACCOUNTS FOR THE YEARS
                           ENDED SEPTEMBER 30, 1995, 1994
                                      AND 1993
                             (Dollars in Thousands)

     Column A                  Column B      Column C       Column D    Column E
---------------------------------------------------------------------------------
                                             Additions
                              Balance At     Charged To                Balance At
                              Beginning Of   Costs and                   End Of
    Description                  Period      Expenses     Deductions(A)   Period
---------------------------------------------------------------------------------

Allowance for doubtful accounts:
Year Ended September 30, 1995... $  845         $310        $    12      $ 1,167

Year Ended September 30, 1994... $  555         $555        $  (265)     $   845

Year Ended September 30, 1993... $  603         $110        $  (158)      $  555


(A) Uncollectible accounts charged off, less recoveries, foreign currency translation adjustments and acquisition costs.





All other schedules are omitted either because they are not applicable or the required disclosure information is included in the consolidated financial statements or notes thereto.





                   Page 45 of 68 sequentially numbered pages

a) 3. Exhibit List

Current Form 10-K               Document/Data
Exhibit Number                  Required
-----------------               -------------
    3.1                         Second Amended Articles of Incorporation
                                effective May 8, 1987.  (Reference is made
                                to Exhibit 3.1 to the report on Form 10K
                                for the year ended September 30, 1993,
                                which exhibit is herein incorporated by
                                reference.)

    3.2                         Code of Regulations as Amended January 30,
                                1992.(Reference is made to Exhibit 3.2 to the report on Form 10K for the year ended September 30, 1993, which exhibit is herein incorporated by reference.)

    4.1                         Articles 4 and 5 of Second Amended
                                Articles of Incorporation effective May 8,
                                1987 (See 3.1 above)

    4.2 Credit Agreement between Essef Corporation and Society National Bank, Agent for banks named therein, dated March 1, 1994.
                                (Reference is made to Exhibit 4.2 to the report on form 10Q for the quarter ended
                                March 31, 1994, which exhibit is herein
                                incorporated by reference)

    10.1                        1987 Employees' Stock Option Plan.
                                (Reference is made to Exhibit 10.1 to the report on Form 10K for the year ended
                                September 30, 1994, which exhibit is
                                herein incorporated by reference.)

    10.2                        Deferred Compensation Plan as amended
                                September 29, 1989 (Reference is made to
                                Exhibit 10.2 to the report on form 10K for the year ended September 30, 1989, which exhibit is herein incorporated by
                                reference)

    10.3                        Trust Agreement for Essef Corporation
                                Employees' Retirement Plan and Trust (October 1,
                                1992 Restatement) (Reference is made to
                                Exhibit 10.3 to the report on form 10K for the
                                year ended September 30,1993, which exhibit is herein
                                incorporated by reference)

    10.4                        Employment Agreement - Thomas B. Waldin,
                                Chief Executive Officer (Reference is made to Exhibit 10.7 to the report on form 10K for the year ended September 30, 1990, which exhibit is herein incorporated by reference)

                   Page 46 of 68 sequentially numbered pages

Current Form 10-K                   Document/Data
Exhibit Number                      Required
-----------------                   ------------
    10.5                            First Amendment to Employment Agreement -
                                    Thomas B. Waldin, Chief Executive Officer
                                    (Reference is made to Exhibit 10.9 to the
                                    report on form 10K for the year ended
                                    September 30, 1994, which exhibit is
                                    herein incorporated by reference)

    10.6                            Agreement for Deed made as of June 18,
                                    1991 between Sanford Technology
                                    Corporation, c/o Essef Corporation, and
                                    Apogee Plastics, Inc. (Reference is made to exhibit 10.1 to the report on form 10Q for the quarter ended June 30, 1991, which exhibit is herein incorporated by
                                    reference)

    10.7                            First Amended and Restated Asset Purchase
                                    Agreement, dated as of June 15, 1991,
                                    between Sanford Technology Corporation and
                                    Apogee Plastics, Inc. (Reference is made to Exhibit 10.2 to the report on form 10Q for the quarter ended June 30, 1991, which exhibit is herein incorporated by
                                    reference)

    10.8                            Amendment to Agreement for Deed made as of
                                    February 18, 1995 between Sanford Technology
                                    Corporation, c/o Essef Corporation, and
                                    Apogee Plastics Inc. and Apogee Acquisition
                                    Corporation. (Reference is made to Exhibit 10.2 to the
                                    report on form 10Q for the quarter ended
                                    March 31, 1995, which exhibit is herein
                                    incorporated by reference)

    10.9                            Asset Purchase Agreement between Purex
                                    Pool Systems, Inc. and Hydrotech Chemical
                                    Corporation dated as of March 1, 1994.
                                    (Reference is made to Exhibit 2 to the
                                    report on form 10Q for the quarter ended
                                    March 1, 1994, which exhibit is herein
                                    incorporated by reference)

    10.10                           Amendment Number One, dated March 19,
                                    1994, to Asset Purchase Agreement between
                                    Purex Pool Systems, Inc. and Hydrotech
                                    Chemical Corporation dated as of March 1,
                                    1994.  (Reference is made to form 8-K
                                    dated March 19, 1994 which exhibit is
                                    herein incorporated by reference)

    10.11                           Employment Agreement - Elliot B. Ross,
                                    Chief Operating Officer.  (Reference is
                                    made to form 8-K filed January 25, 1994, which exhibit is herein incorporated by reference.)

                   Page 47 of 68 sequentially numbered pages

Current Form 10-K                   Document/Data
Exhibit Number                      Required
-----------------                   -------------
    10.12                           Employment Agreement - Douglas J.Britelle,
                                    President Pac-Fab, Inc.

    10.13 Credit Agreement between Essef Corporation and Society National Bank, Agent for banks named therein, dated March 1, 1994.
                                    (Reference is made to Exhibit 4.2 to the report on form 10Q for the quarter ended
                                    March 31, 1994, which exhibit is herein
                                    incorporated by reference)

    10.14                           Credit Agreement amendment between Essef
                                    Corporation and Society National Bank,
                                    Agent for banks named therein, dated
                                    January 3, 1995. (Reference is made to Exhibit 10.1
                                    to the report on form 10Q for the quarter ended
                                    March 31, 1995,which exhibit is herein
                                    incorporated by reference)

    11                              Computation of Per Share Earnings

    21                              Subsidiaries of the Registrant

    23.1                            Consent of Deloitte and Touche LLP

    23.2                            Consent of Arthur Andersen LLP.

    23.3                            1994 Report of Independent Public
                                    Accountants

    27.1                            Financial Data Schedule.



(b)  There were no reports filed on Form 8-K
during the last quarter of fiscal year ended 1995.





                   Page 48 of 68 sequentially numbered pages

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Essef Corporation



                                    By THEODORE A. HAVENS
                                       -----------------------

                                       Theodore A. Havens
                                       Vice President,
                                       Chief Financial Officer
                                       and Treasurer


December 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                           Title
---------                           -----




THOMAS B. WALDIN                    Chief Executive Officer
-------------------                 (Principal Executive Officer)
Thomas B. Waldin





THEODORE A. HAVENS                  Vice President, Chief Financial Officer
-------------------                 and Treasurer
Theodore A. Havens                  (Principal Financial Officer)


                    Page 49 of 68 sequentially number pages

Signature                                          Title
---------                                          -----



GORDON D. HARNETT                                  Director
-------------------------
Gordon D. Harnett




CHARLES W. W. HORNER                               Director
-------------------------
Charles W. W. Horner




GEORGE M. HUMPHREY, II                             Director
-------------------------
George M. Humphrey, II




MARY ANN JORGENSON                                 Director
------------------------
Mary Ann Jorgenson




RALPH T. KING                                      Director
------------------------
Ralph T. King




ELLIOT B. ROSS                                     Director
------------------------
Elliot B. Ross



Date:  December 22, 1995




                   Page 50 of 68 sequentially numbered pages

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                 _____________





                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1995
                          Commission File No. 0-15902


                                 _____________



                               Essef Corporation




                                 EXHIBIT VOLUME





                   Page 51 of 68 sequentially numbered pages

                               Essef Corporation
                          1995 Form 10-K Annual Report

                       Exhibit Volume - Table of Contents

Exhibits filed with and sequentially numbered as part of the report

                                                                                     Sequential
                                                                                      number of
Exhibit                                                                                page of
Number            Exhibit Description                                                full report
-------          ---------------------                                               -----------
10.12            Employment Agreement -
                 Douglas J.Britelle                                                   53

11               Computation of Earnings Per Share                                    64

21               Subsidiaries of the Registrant                                       65

23.1             Consent of Deloitte & Touche LLP                                     66

23.2             Consent of Arthur Andersen LLP                                       67

23.3             1994 Report of Independent Public Accountants                        68

27.1             Financial Data Schedule





                   Page 52 of 68 sequentially numbered pages