Form 10-Q
period 1995-12-31
ESSEF CORP
filed 1996-02-13
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the quarterly period ended December 31, 1995
                                   -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

     For the transition period from ______________  to  _______________

Commission File Number     0-15902
                      -------------------------------------------------

                              ESSEF Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Ohio                                      34-0777631
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

    220 Park Drive, Chardon, Ohio                        44024
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (216) 286-2200
                                                    --------------------------

                                    None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No
N/A                                                             -----     ----
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

               Class                    Outstanding at February 6, 1996
    -----------------------------       --------------------------------
     Common Shares, no par value               5,176,959 Shares

                               ESSEF CORPORATION
                                   Form 10-Q

                      For Quarter Ended December 31, 1995

                                     INDEX

                                                                      Sequential
                                                                      Page No.
                                                                     -----------
Part I - Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
            December 31, 1995 and September 30, 1995..............        3
          Condensed Consolidated Statements of Operations -
            Three Months Ended December 31, 1995 and 1994.........        4
          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended December 31, 1995 and 1994.........        5
          Notes to Condensed Consolidated Financial
            Statements............................................      6-7

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...      8-9

Part II - Other Information

     Item 1.  Legal Proceedings...................................       10

     Item 2.  Changes in Securities...............................       10

     Item 4.  Submission of Matters to a Vote of Security
                  Holders.........................................       10

     Item 6.  Exhibits and Reports on Form 8-K....................    12-13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                       ESSEF CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           December 31,        September 30
                                                                               1995                1995
                                                                           ------------        ------------
ASSETS                                                                      (unaudited)
------
Current Assets
    Cash and cash equivalents..............                                $  1,103             $  3,870
    Accounts receivable, net ..............                                  29,806               25,714
    Inventories, net ......................                                  19,729               16,928
    Other current assets...................                                   2,697                3,165
                                                                           --------             --------
       Total current assets................                                  53,335               49,677

Property, plant and equipment, net.........                                  37,907               37,746
Goodwill, net..............................                                  13,200               13,305
Other Assets...............................                                   7,117                5,896
                                                                           --------             --------
                                                                           $111,559             $106,624
                                                                           ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
    Current maturities of long-term debt...                                $  7,186             $  5,272
    Accounts payable.......................                                  14,115                9,562
    Accrued expenses.......................                                   9,419               10,708
    Accrued income taxes...................                                   2,839                2,712
                                                                           --------             --------
           Total current liabilities.......                                  33,559               28,254

Long-Term Debt ............................                                  21,979               22,421
Deferred Income Taxes......................                                   1,939                1,571
Other Long-Term Liabilities................                                   2,021                2,952
                                                                           --------             --------
           Total liabilities...............                                  59,498               55,198

Shareholders' Equity
    Preferred shares without par value,
       authorized 1,000,000 shares,
       none issued.........................                                   -----               -----
    Common shares without par value,
       authorized 15,000,000 shares, issued
       5,291,308 and 5,289,188 shares less
       118,180 and 101,330 treasury shares
       at cost,stated at...................                                  20,152               20,411
    Retained earnings......................                                  29,902               29,012
    Cumulative foreign currency translation
       adjustment..........................                                   2,007                2,003
                                                                           --------             --------
           Total shareholders' equity......                                  52,061               51,426
                                                                           --------             --------
                                                                           $111,559             $106,624
                                                                           ========             ========


See Notes to Condensed Consolidated Financial Statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands,
                               except share data)
                                  (unaudited)

                                                   Three Months Ended
                                                      December 31,
                                                   ------------------
                                                    1995         1994
                                                   -------      -------
Net Sales.......................                   $ 39,133    $ 32,019

Cost of Sales...................                     28,253      23,068
                                                    -------     -------
        Gross Profit............                     10,880       8,951

Operating Expenses..............                      9,051       7,093
                                                    -------     -------
        Income from Operations..                      1,829       1,858

Interest Expense................                        486         390

Other Expense(Income)...........                        (48)         66
                                                    -------     -------

Income Before Income Taxes......                      1,391       1,402

Provision for Income Taxes .....                        501         505
                                                    -------      ------

Net Income .....................                   $    890     $   897
                                                    =======      ======



Weighted Average Common Shares
Outstanding.....................                  6,076,093   5,746,248

Earnings Per Share..............                  $     .15   $     .16





See Notes to Condensed Consolidated Financial Statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                  (unaudited)

                                                            Three Months Ended
                                                                December 31,
                                                        -----------------------------
                                                          1995             1994
                                                         -------          -------
Cash Flows from Operating Activities
  Net Income.....................................      $   890            $   897
  Adjustments to reconcile net income
       to net cash flows from operating activities
            Depreciation and amortization............    1,460              1,310
            Other....................................       12                 24
   Change in Operating Assets and Liabilities
       Accounts  receivable.........................    (4,077)            (3,464)
       Inventories.................................     (2,787)            (1,819)
       Other current assets........................        469               (156)
       Accounts payable............................      4,544              1,353
       Accrued expenses............................     (1,299)            (2,794)
       Accrued and deferred income taxes...........        496                496
                                                       -------            -------
          Net cash used in operating activities.....      (292)            (4,153)
                                                       -------            -------
Cash Flows from Investing Activities
  Additions to property, plant and
       equipment...................................     (1,518)            (2,297)
  Other, net.....................................       (1,214)               (15)
  Payment for acquisition of business............         (936)                --
                                                       -------            -------
        Net cash used in investing activities......     (3,668)           ( 2,312)
                                                       -------            -------

Cash Flows from Financing Activities
  Net borrowings (payments) on term loan.........        (357)               (357)
  Net borrowings (payments) on revolving credit..       1,550               5,350
  Net borrowings (payments) on other loans.......         250                  (7)
  Treasury stock acquired........................        (272)                 --
  Proceeds from exercise of stock options........          13                  --
                                                      -------             -------
      Net cash provided by financing activities..       1,184               4,986
                                                      -------             -------

Effect of Exchange Rate Changes on Cash
   and Cash Equivalents...........................          9                  41
                                                      -------             -------

Net Decrease in Cash and Cash Equivalents.........     (2,767)             (1,438)
Cash and Cash Equivalents - Beginning of year.....      3,870               2,509
                                                      -------             -------
Cash and Cash Equivalents - End of year...........    $ 1,103             $ 1,071
                                                      =======             =======

Supplemental Cash Flow Information
       Interest paid                                   $  390             $   466
                                                       ======             =======
See Notes to Condensed Consolidated Financial Statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) In the opinion of the Company the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments and accruals necessary to present fairly the Company's financial position as of December 31, 1995, the results of its operations and its cash flows for the three month periods ended December 31, 1995 and 1994.

       These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1995. The results of operations for the three month period ended December 31, 1995 may not necessarily be indicative of the operating results for the full year.

(2)    Inventories

       Inventories are valued as follows:

       (Dollars in thousands)                  December 31,          September 30,
                                                   1995                 1995
                                              -------------          ------------
                                                 (unaudited)
         Raw materials......................    $ 9,806                $10,089
         Work-in-process....................      2,865                  2,445
         Finished goods.....................      9,417                  6,225
                                                 ------                -------
           Inventories at FIFO cost.........     22,088                 18,759
           Less:  Allowance to reduce carrying
           value to LIFO cost...............     (2,359)               (1,831)
                                                 ------                ------
              Net Inventories...............    $19,729                $16,928
                                                 ======                 ======


(3)    Long-Term Debt

       The Company and its bank group have an unsecured $33,000,000 revolving loan, an acquisition-related line of credit in the maximum aggregate amount of $10,000,000, and an additional term loan facility in the maximum aggregate amount of $10,000,000. There are no outstanding borrowings on the acquisition-related line of credit at December 31, 1995. The Company's Belgium subsidiary has a line of credit available of approximately $8.2 million. There are no outstanding borrowings as of December 31, 1995.

       The Company is in compliance with all of its debt covenants. As of December 31, 1995, interest rates ranged from 7.05% to 8.75%.

Long-term debt consists of the following:

                                                                    December 31,            September 30,
                                                                        1995                    1995
                                                                    -----------             -------------
          (Dollars in thousands)                                    (unaudited)
          Term loan                                                       7,857                   8,214
          Revolving credit agreement                                     15,450                  13,900
          Other loans                                                     5,858                   5,579
                                                                    -----------             -----------
                                                                         29,165                  27,693
          Less current maturities                                         7,186                   5,272
                                                                    -----------             ------------
          Long-term debt                                            $    21,979             $    22,421
                                                                     ==========              ===========


(4)    Depreciation of Property, Plant and Equipment

       The Company determined, effective October 1, 1995, that as a result of, among other things, its preventative maintenance program, asset lives have been extended. The effect of this change reduced depreciation expense for the quarter ended December 31, 1995 by approximately $335,000 and as a result, earnings increased approximately $.04 per share for the quarter.


(5)    Treasury Shares

       During the quarter ended December 31, 1995, the Company repurchased 16,850 shares of its common stock on the open market at an aggregate purchase price of $272,489.

(6)    Business Acquisitions

       During the fourth quarter of 1995 the Company acquired certain assets and liabilities of two companies, Euroimpex Srl, and Compool
       Corporation and merged the operations of a third company, Advanced Structures, Inc. into a wholly owned subsidiary of the Company. The results of the aforementioned acquisitions for the quarter ended December 31, 1995 are included in the consolidated results of operations of the Company.

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

       (Unaudited)
       (Dollars in Thousands except per Share Data)
                                                          1995         1994
                                                         ------       ------
       Net Sales                                         39,133       38,143
       Net Income                                           890          997
       Earnings per Share                                   .15          .16

ITEM 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

               THREE MONTHS ENDED DECEMBER 30, 1995 COMPARED WITH
                      THREE MONTHS ENDED DECEMBER 30, 1994


NET SALES

Net sales of $39,133,000 increased 22.2% from 1994 net sales of $32,019,000. The water treatment and systems equipment segment reported a 45.0% increase in sales to $22,250,000. In July and August, 1995 the Company acquired Advanced Structures, and Euroimpex. Without the acquisitions, the water treatment and systems equipment segment would have had an increase in sales of 5.3%. The swimming pool and spa equipment segment sales of $16,883,000 increased 1.3% from 1994 net sales.

Sales generated by the Company's European subsidiary were approximately 16.4% of total U.S. dollar sales. The average U.S. dollar exchange rate used to translate the results of operations as of December 31, 1995 weakened by 8.0% compared to December 31, 1994 and had the effect of increasing sales and income from operations.

The Company had a backlog of orders believed by it to be firm of approximately $19.6 million and $14.3 million as of December 31, 1995 and December 31 1994, respectively.

COST AND EXPENSES

Cost of sales increased from 72.0% to 72.2% of net sales in fiscal 1995. Excluding the effect of the change in estimate of the lives of certain fixed assets which reduced depreciation expense approximately $335,000, cost of sales would have increased from 72.0% to 73.0%. The increase in net sales along with the change in estimate of fixed asset lives resulted in an increase in the Company's gross profit from $ 8,951,000 to $10,880,000.

Operating expenses, consisting of administrative, selling, and engineering and development expenses, as a percentage of sales increased from 22.2% to 23.1%. This increase was partially due to a one-time cost for new information systems implementation and acquisition integration.

INTEREST EXPENSE

Interest expense increased by $96,000 to $486,000, primarily as a result of an increase in the volume of borrowings of approximately 13% for acquisitions.

INCOME TAXES

The Company recorded a $501,000 provision in 1995 which represents an effective tax rate of 36%. In 1994 the Company recorded a $505,000 provision which represented an effective tax rate of 36%.

NET INCOME

The Company reported net income of $890,000 as compared to a 1994 net income of $897,000. The change between years reflects the positive impact of the acquisitions and the effect of the change in estimate of fixed asset lives partially offset by decreased income at ENPAC and Hobson Brothers and increased interest expense.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $19,776,000 at December 31, 1995 compared to $21,423,000 at September 30, 1995, and the ratio of current assets to current liabilities decreased to 1.59 to 1.00 from 1.76 to 1.00. The decrease in working capital is due to a $4.1 million increase in net accounts receivable, a $2.8 million increase in net inventories offset by a $2.8 decrease in cash, a
 .5 million decrease in other current assets, a $4.6 million increase in accounts payable and a $.7 million increase in other current liabilities. The increases in accounts receivable, inventory, and accounts payable reflect normal seasonal working capital requirements.

Capital expenditures for the first three months of fiscal year 1996 totaled $1,518,000 compared to $2,297,000 for the same period last year, and were funded from net income, depreciation and borrowing. The difference in capital expenditures relates to building renovations, and for investment in tooling for new and existing products which were more extensive in fiscal year 1995.

As of the end of December, 1995, the Company had foreign assets of approximately $19.2 million principally located in Belgium and Italy. The assets were converted at quarter end using a U.S. dollar exchange rate that was approximately flat when compared to September 30, 1995.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         No change.

Item 2.  Changes in Securities

         No change.

Item 4.  Submission of Matters to a Vote of the Security Holders

The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders held January 23, 1996, with the results indicated:

         Proposal 1.)   To elect three (3) directors to hold office until the
         Annual Meeting of Shareholders in 1999 and until their respective successors are duly elected and qualified:

         Votes cast FOR the election of Mr. Humphrey:        4,893,334
         Votes cast AGAINST the election of Mr. Humphrey:          -0-
         Votes WITHHELD:                                         6,922

         Votes cast FOR the election of Mrs. Jorgenson:      4,893,437
         Votes cast AGAINST the election of Mrs. Jorgenson:        -0-
         Votes WITHHELD:                                         6,819

         Votes cast FOR the election of Mr. Waldin:          4,892,271
         Votes cast AGAINST the election of Mr. Waldin:            -0-
         Votes WITHHELD:                                         7,985




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



                                        ESSEF Corporation
                                        (Registrant)




                                        Thomas B. Waldin
                                        ---------------------------------------
                                        Thomas B. Waldin
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        Theodore A. Havens
                                        ---------------------------------------
                                        Theodore A. Havens
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal Accounting Officer)







Date: February 6, 1996

                               Essef Corporation
                                   Form 10-Q

                    For the Quarter Ended December 31, 1995

                       Exhibit Volume - Table of Contents

      Exhibits filed with and sequentially numbered as part of the report





                                                     Sequential
                                                      number of
Exhibit                                               page of
Number      Exhibit Description                     full report
-------     -------------------                     -----------
11        Computation of Per Share Earnings             13

27        Financial Data Schedule