Form 10-Q
period 1996-03-31
ESSEF CORP
filed 1996-05-15
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
- ---------


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

     For the quarterly period ended March 31, 1996
                                    --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    ----------------  -------------------------

Commission File Number     0-15902
                      ---------------------------------------------------------

                                ESSEF Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                          34-0777631
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    220 Park Drive, Chardon, Ohio                        44024
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (216) 286-2200
                                                   -----------------------------

                                      None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No        N/A
                                               -------   ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            Class                     Outstanding at May 7, 1996
 ---------------------------          --------------------------
 Common Shares, no par value              5,133,447 Shares

                                ESSEF CORPORATION
                                    Form 10-Q
                        For Quarter Ended March 31, 1996

                                      INDEX

                                                        Sequential
                                                          Page No.
                                                          --------
Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           March 31, 1996 and September 30, 1995............. 3

         Condensed Consolidated Statements of Operations -
           Three Months and Six Months Ended March 31, 1996
           and 1995.......................................... 4

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended March 31, 1996 and 1995.......... 5

         Notes to Condensed Consolidated Financial
           Statements........................................ 6-8

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations... 9-11

Part II - Other Information

    Item 1.  Legal Proceedings............................... 12

    Item 2.  Changes in Securities........................... 12

    Item 6.  Exhibits and Reports on Form 8-K................ 13-17

                            Page 2 of 17

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                            March 31,  September 30,
                                              1996         1995
                                             --------   --------
ASSETS                                     (unaudited)
- ------
Current Assets
   Cash and cash equivalents ............    $  1,017   $  3,870
   Accounts receivable, net ..............     48,977     25,714
   Inventories, net ......................     21,229     16,928
   Other current assets ..................      2,015      3,165
                                             --------   --------
      Total current assets ...............     73,238     49,677

Property, Plant and Equipment, net .......     37,736     37,746
Goodwill .................................     13,498     13,305
Other Assets .............................      7,376      5,896
                                             --------   --------
                                             $131,848   $106,624
                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
   Current maturities of long-term debt ..   $  8,083   $  5,272
   Accounts payable ......................     16,301      9,562
   Accrued Expenses ......................     10,738     10,708
   Accrued Income Taxes ..................      3,146      2,712
                                             --------   --------
   Total current liabilities .............     38,268     28,254

Long-Term Debt ...........................     34,095     22,421
Deferred Income Taxes ....................      3,085      1,571
Other Long-Term Liabilities ..............      1,937      2,952
                                             --------   --------
          Total liabilities ..............     77,385     55,198

Shareholders' Equity
   Preferred shares without par value,
      authorized 1,000,000 shares,
      none issued ........................       --         --
   Common shares without par value,
      authorized 15,000,000 shares, issued
      5,304,134 and 5,289,188 shares less
      125,180 and 101,330 treasury shares
        at cost, stated at................     20,089     20,411
   Retained earnings .....................     32,599     29,012
   Cumulative foreign currency translation
      adjustment .........................      1,775      2,003
                                             --------   --------
          Total shareholders' equity .....     54,463     51,426
                                             --------   --------
                                             $131,848   $106,624
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

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands,
                             except per share data)
                                (unaudited)

                                  Three Months Ended     Six Months Ended
                                       March 31,              March 31,
                                  ------------------    -----------------
                                     1996       1995       1996        1995
                                  --------    -------    --------    --------
Net Sales.......................  $ 53,674    $39,926    $ 92,807    $71,945
Cost of Sales...................    38,418     28,401      66,671     51,469
                                  --------    -------    --------    -------
    Gross Profit...............     15,256     11,525      26,136     20,476

Operating Expenses..............    10,295      8,048      19,346     15,141
                                  --------    -------    --------    -------
     Income from Operations.....     4,961      3,477       6,790      5,335

Interest Expense................       780        600       1,266        990

Other Income....................       (33)      (443)        (81)      (377)
                                  --------    -------    --------    -------

Income Before Income Taxes......     4,214      3,320       5,605      4,722

Provision for Income Taxes .....     1,517      1,195       2,018      1,700
                                  --------    -------    --------    -------

Net Income .....................  $  2,697    $ 2,125    $  3,587    $ 3,022
                                  ========    =======    ========    =======



Weighted Average Common Shares
Outstanding..................... 6,062,289  5,750,349   6,076,093  5,746,384

Earnings Per Share..............  $    .44    $   .37    $    .59    $   .53



See notes to financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                  (unaudited)

                                                     Six Months Ended
                                                         March 31,
                                                   --------------------
                                                     1996         1995
                                                   --------    ---------
Cash Flows from Operating Activities
    Net Income .................................   $  3,587    $  3,022
 Adjustments to reconcile net income
    to net cash used in operating activities
           Depreciation and amortization .......      3,312       3,137
           Other ...............................        (24)         71
   Change in Operating Assets and Liabilities
     Accounts receivable .......................    (23,369)    (18,829)
     Inventories ...............................     (4,341)     (2,881)
     Other current assets ......................     (1,149)       (808)
     Accounts payable ..........................      7,743       3,947
     Accrued expenses ..........................         47      (1,422)
     Accrued and Deferred Income Taxes .........        945       1,486
                                                   --------    --------
     Net cash used in operating activities .....    (10,951)    (12,277)
                                                   --------    --------

Cash Flows from Investing Activities
    Additions to property, plant and
        equipment ..............................     (3,254)     (4,156)
    Other assets, net ..........................     (1,811)       (334)
    Payment for acquisition of business ........       (936)       --
                                                   --------    --------
       Net cash used in investing activities ...     (6,001)     (4,490)
                                                   --------    --------

Cash Flows from Financing Activities

    Net payments on term loan ..................       (714)     (1,072)
    Net borrowings on revolving credit agreement     14,025      16,600
    Net borrowings (payments) on other loans ...      1,121         (14)
    Treasury stock acquired ....................       (393)       --
    Proceeds from exercise of stock options ....         71        --
                                                   --------    --------
      Net cash provided by financing activities      14,110      15,514
                                                   --------    --------

Effect of Exchange Rate Changes on Cash
   and Cash Equivalents ........................        (11)        195
                                                   --------    --------
Net Decrease in Cash ...........................     (2,853)     (1,058)
Cash and Cash Equivalents Balance - Beginning ..      3,870       2,509
                                                   --------    --------
Cash and Cash Equivalents Balance - Ending .....   $  1,017    $  1,451
                                                   ========    ========
Supplemental Cash Flow Information
    Interest paid ..............................   $  1,266    $    982
                                                   ========    ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                    ESSEF CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of the Company the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments and accruals necessary to present fairly the Company's financial position as of March 31, 1996, the results of its operations for the three month and six month periods ended March 31, 1995 and 1996 and its cash flows for the six month periods ended March 31, 1995 and 1996.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders, which is incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1995. The results of operations for the three month and six month periods ended March 31, 1996 may not necessarily be indicative of the operating results for the full year.

(2)  Inventories

     Inventories are valued as follows:
     (Dollars in thousands)                   March 31,    September 30,
                                                 1996          1995
                                             ---------------------------
                                             (unaudited)

         Raw materials......................    $ 8,952      $10,089
         Work-in-process....................      1,451        2,445
         Finished goods.....................     13,271        6,225
                                                -------      -------
            Inventories at FIFO cost.........    23,674       18,759
           Less:  Allowance to reduce carrying
           value to LIFO cost...............     (2,445)      (1,831)
                                                -------      -------
              Net Inventories...............    $21,229      $16,928
                                                =======      =======



(3)  Long-Term Debt

     The Company has an unsecured $33,000,000 revolving loan, an acquisition-related line of credit in the maximum aggregate amount of $10,000,000, and an additional term loan facility in the maximum aggregate amount of $10,000,000 all with one bank group. There are no outstanding borrowings on the acquisition-related line of credit at March 31,1996. The Company's Belgian subsidiary has a line of credit available of approximately USD $9.5 million. As of March 31, 1996 approximately $6.6 million of credit is available under this facility.

     The Company is in compliance with all of its debt covenants. As of March 31, 1996, interest rates ranged from 6.57% to 8.25%.

     During the quarter the Company amended its agreement with its bank group. The amendment extended the current maturity on the revolving loan through January 31, 1998 which may be further extended in one year increments with the approval of the bank group and reduced borrowing rates, effective April 1, 1996, as follows:

                                                 Current     Previous
                                                   Rate        Rate
                                                 Libor +     Libor +
                                                 -------     --------
      Revolving credit agreement                   1.0%       1.375%

      Term and acquisition loan                    1.0%       1.625%

      Long Term Debt consists of
      the following

                                                 March 31,   September 30,
                                                   1996         1995
                                                 --------    -------------
      Term loan                                     7,500       8,214
      Revolving credit agreement                   27,925      13,900
      Other loans                                   6,753       5,579
                                                  -------     -------
                                                   42,178      27,693

      Less current maturities                       8,083       5,272
                                                  -------     -------
      Long term debt                              $34,095     $22,421
                                                  =======     =======



(4)  Depreciation of Property, Plant and Equipment

     The Company determined, effective October 1, 1995, that as a result of, among other things, its preventative maintenance program, asset lives have been extended. The effect of this change reduced depreciation expense for the quarter ended March 31, 1996 by approximately $335,000 and $670,000 for the year to date. As a result earnings increased approximately $.04 per share for the quarter and $.07 per share for the year to date.


(5)  Treasury Shares

     During the 1996 fiscal year, the Company repurchased 23,850 shares of its common stock on the open market at an aggregate purchase price of $392,429.


(6)  Business Acquisitions

     During the fourth quarter of 1995 the Company acquired certain assets and liabilities of two companies, Euroimpex Srl, and Compool Corporation and merged the operations of a third company, Advanced Structures, Inc. into a wholly owned subsidiary of the Company. The results of the aforementioned acquisitions for the quarter ended March 31, 1996 are included in the consolidated results of operations of the Company.

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

(Unaudited)
(Dollars in Thousands except per Share Data)
                    3 Months    6 Months
                   ended March ended March
                    31, 1995     31,1995
                   ----------- -----------
Net Sales            46,133      84,276
Net Income            2,301       3,298
Earnings per Share      .44         .55


(7) The following component of other current liabilities were in excess of 5% of total current liabilities:

                                                  March 31,   September 30,
                                                    1996          1995
                                                 ----------- --------------
      (Dollars in thousands)                            (unaudited)
      ---------------------
      Accrued compensation                       $    2,331  $     4,057

Item 2.

 Management's Discussion and Analysis of Financial Condition and
              Results of Operations

              THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                     THREE MONTHS ENDED MARCH 31, 1995

Net Sales

Net sales of $53,674,000 increased 34.3% from 1995 net sales of $39,926,000. The water treatment and systems equipment segment reported a 35.9% increase in sales to $23,656,000. As described in Note 6, during the fourth quarter of fiscal 1995, the Company acquired the assets and assumed certain liabilities of both Advanced Structures, Inc. and Euroimpex Srl. Excluding the impact of these acquisitions, the water treatment segment sales would have been approximately the same as that recorded in the second quarter of 1995. The swimming pool and spa equipment segment sales of $30,018,000 increased 33.3% over last year.

Sales generated by the Company's European subsidiaries were approximately 15.2% of total U.S. dollar sales. The average U.S. dollar exchange rate used to translate the results of operations as of March 31, 1996 weakened by 15.5% compared to March 31, 1995 and had the effect of increasing sales and income from operations.

The Company had a backlog of orders believed by it to be firm of approximately $11.7 million and $9.4 million as of March 31, 1996 and March 31 1995, respectively.

Costs and Expenses

Cost of sales increased from 71.1% to 71.6% of net sales. This was the result of changes in product sales mix and increases in raw material cost which reduced gross margins and which were partially offset by the effect of the change in estimate of asset lives which reduced depreciation expenses approximately $335,000. The increase in net sales resulted in an increase in the Company's gross profit from $11,525,000 to $15,256,000.

Operating expenses, consisting of administrative, selling, and engineering and development expenses, increased $2,247,000 to $10,295,000. The additions of Advanced Structures Inc, Euroimpex Spa and Compool operating expenses accounted for $1,499,000 or 66.7% of this increase. As a percentage of sales, these expenses decreased slightly from the prior years.

Other Income

Other income decreased from $443,000 to $33,000. The decrease relates primarily to interest income received from the restructuring of the receivable under agreement for deed during the second quarter of 1995.

Interest Expense

Interest expense increased by $180,000 to $780,000. This primarily was the result of an approximate 31% increase in average outstanding borrowings of the Company due to the 1995 acquisitions.

Income Taxes

The Company recorded a $1,517,000 provision in fiscal 1996 which represents an effective tax rate of 36%. In fiscal 1995 the Company recorded a $1,195,000 provision which represented an effective tax rate of 36%.

Net Income

The Company reported net income of $2,697,000 as compared to a 1995 net income of $2,125,000. The change between years reflects the positive impact of the acquisitions and the change in estimate of asset lives which were offset by slight reductions in gross profit resulting from the change in product sales mix and increases in material costs, increases in interest expense and the decrease in other income.

               SIX MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                      SIX MONTHS ENDED MARCH 31, 1995

Net Sales

Net sales of $92,807,000 increased 29.0% from 1995 net sales of $71,945,000. The water treatment and systems equipment segment reported a 40.2% increase in sales to $45,906,000. Without the impact of the acquisitions, the water treatment and systems segment would have increased 2.1%. The swimming pool and spa equipment segment sales of $46,901,000 increased 19.7% over last year.

Sales generated by the Company's European subsidiaries were approximately 15.6% of total U.S. dollar sales and in U.S. dollars increased 64.7% over fiscal 1994 results, primarily due to the Euroimpex acquisition.

Cost and Expenses

Cost of sales increased from 71.5% to 71.8% of net sales in fiscal 1996. This was primarily the result of changes in product sales mix and slight increases in material costs which were partially offset by the effect of the change in estimate of asset lives which reduced depreciation expenses approximately $670,000. The increase in net sales resulted in the Company's gross profit increasing from $20,476,000 to $26,136,000. Operating expenses, consisting of administrative, selling, and engineering and development expenses, increased $4,205,000 to $19,346,000. The additions of Advanced Structures Inc, Euroimpex Spa and Compool operating expenses accounted for $2,883,000 or 68.6% of this increase. As a percentage of sales, these expenses decreased slightly from the prior years.

Interest Expense

Interest expense increased by $276,000 to $1,266,000. This was the result of a 32% increase in average outstanding borrowings of the Company and an decrease in the effective interest rate of approximately 49 basis points.

Other Income

Other income decreased from $377,000 to $81,000. The decrease relates primarily to interest income received from the restructuring of the receivable under agreement for deed during the second quarter of 1995.

Income Taxes

The Company recorded a $2,018,000 provision in fiscal 1996 which represents an effective tax rate of 36%. In fiscal 1995 the Company recorded a $1,700,000 provision which represents an effective tax rate of 36%.

Net Income

The Company reported net income of $3,587,000 as compared to a 1995 net income of $3,022,000. The change between years reflects the positive impact of the acquisitions and the change in estimate of asset lives which were offset by slight reductions in gross profit resulting from the change in product sales mix and increases in material costs, increases in interest expense and the decrease in other income.

                   LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $34,970,000 at March 31, 1996 compared to $21,423,000 at September 30,1995, the ratio of current assets to current liabilities increased to 1.91 to 1.00 from 1.76 to 1.00. The increase in working capital is due to a $23.3 million increase in net accounts receivable, a $4.3 million increase in net inventories offset by a $2.9 million decrease in cash and a $6.7 million increase in accounts payable. The increases in accounts receivable, inventory, and accounts payable reflect normal seasonal working capital requirements.

Capital expenditures for the first six months of fiscal year 1996 were $3,254,000 compared to $4,156,000 for the same period last year, and were funded from net income, depreciation and borrowing. The difference in capital expenditures relates to building renovations and investments in tooling for new and existing products which were more extensive in 1995.

As of the end of March, 1996, the Company had foreign assets of approximately $20.9 million principally located in Belgium. The assets were converted at quarter end using a U.S. dollar exchange rate that was 3.3% more favorable than September 30, 1995.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         No change.

Item 2.  Changes in Securities

         No change.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.
              -----------
              11                  Computation of Per Share Earnings

              27                  Financial Data Schedule

        (b)  Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the quarter ended March 31, 1996
                          Commission File No.  0-15902

                              --------------------

                               Essef Corporation

                                 EXHIBIT VOLUME

                               Essef Corporation
                                   Form 10-Q

                  For the Quarter Ended March 31, 1996

                   Exhibit Volume - Table of Contents

  Exhibits filed with and sequentially numbered as part of the report

                                                         Sequential
                                                         number of
Exhibit                                                    page of
Number    Exhibit Description                            full report
- -------   -------------------                            -----------
11        Computation of Per Share Earnings                   16

27        Financial Data Schedule                             17

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ESSEF Corporation
                                 (Registrant)

                                 Thomas B. Waldin
                                 -------------------------------
                                 Thomas B. Waldin
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

                                 Theodore A. Havens
                                 -------------------------------
                                 Theodore A. Havens
                                 Chief Financial Officer
                                 and Treasurer
                                 (Principal Accounting Officer)

Date: May 15, 1996

ESSEF CORPORATION                                              EXHIBIT 11

Computation of Per Share Earnings

The computation of simple earnings per share and primary earnings per share is as follows:

                                  Three Months Ended   Six Months Ended
                                       March 31            March 31
                                   1996      1995       1996      1995
                                 --------- ---------  --------- ---------
Average shares outstanding for
computation of simple earnings

per share                       5,179,185  4,870,815  5,181,233 4,869,872

Add equivalent shares for un-
exercised options at end of

period (a)                        883,104    879,534    892,834   876,512
                                 --------- ---------  --------- ---------

Average shares outstanding for
computation of primary earnings

per share                       6,062,289  5,750,349  6,076,093 5,746,384
                                =========  =========  ========= =========
Earnings per common share:          $0.44      $0.37      $0.59     $0.53


Primary earnings per common

share:                              $0.44      $0.37      $0.59     $0.53


(a) Computed under the "Treasury Stock Method" using the average market price for the respective period.

                      This page intentionally left blank.