Form 10-Q
period 1996-06-30
ESSEF CORP
filed 1996-08-12
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
- ---------

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT Of 1934

       For the quarterly period ended       June 30, 1996
                                      -------------------------

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT Of 1934

       For the transition period from                    to
                                     --------------------  -------------------

Commission File Number     0-15902
                      --------------------------------------------------------

                               ESSEF Corporation
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                           34-0777631
- ------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    220 Park Drive, Chardon, Ohio                            44024
- ------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (216) 286-2200
                                                  ---------------------------

                                      None
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes   X    No         N/A
               -----      -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

             Class                          Outstanding at August 8, 1996
- ------------------------------------   ---------------------------------------
Common Shares, no par value                       5,070,947 Shares

                               ESSEF CORPORATION
                                   Form 10-Q

                        For Quarter Ended June 30, 1996

                                     INDEX

                                                               Sequential
                                                                Page No.
                                                               ----------
Part I - Financial Information

    Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets -
               June 30, 1996 and September 30, 1995................ 3
             Condensed Consolidated Statements of Operations -
               Three Months and Nine Months Ended June 30, 1996
               and 1995............................................ 4
             Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended June 30, 1996 and 1995............ 5
             Notes to Condensed Consolidated Financial
               Statements.......................................... 6-8
    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations......... 9-11


Part II - Other Information

    Item 1.  Legal Proceedings..................................... 12

    Item 2.  Changes in Securities................................. 12

    Item 6.  Exhibits and Reports on Form 8-K...................... 12-17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       ESSEF CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                              June 30,   September 30,
                                                1996         1995
                                             ----------  -------------
ASSETS                                       (unaudited)
- ------
Current Assets
    Cash and cash equivalents..............  $    265    $  3,870
   Accounts receivable, net ...............    40,369      25,714
   Inventories, net .......................    22,122      16,928
   Other current assets....................     1,846       3,165
                                             --------    --------
      Total current assets.................    64,602      49,677

Property, Plant and Equipment, net.........    37,520      37,746
Goodwill...................................    13,382      13,305
Other Assets...............................     6,954       5,896
                                             --------    --------
                                             $122,458    $106,624
                                             ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
   Current maturities of long-term debt....  $  7,937    $  5,272
   Accounts payable........................    17,363       9,562
   Accrued expenses........................    11,570      10,708
   Accrued income taxes..... ..............     3,739       2,712
                                             --------    --------
          Total current liabilities........    40,609      28,254

Long-Term debt ............................    18,428      22,421
Deferred income taxes......................     4,924       1,571
Other long-term liabilities................     1,678       2,952
                                             --------    --------
          Total liabilities................    65,639      55,198

Shareholders' Equity
   Preferred shares without par value,
      authorized 1,000,000 shares,
      none issued..........................     -----      -----
   Common shares without par value,
      authorized 15,000,000 shares, issued
      5,306,627 and 5,289,188 shares less
      231,180 and 101,330 treasury shares
      at cost,stated at....................    18,314      20,411
   Retained earnings.......................    36,962      29,012
   Cumulative foreign currency translation
      adjustment...........................     1,543       2,003
                                             --------    --------

          Total shareholders' equity.......    56,819      51,426
                                             --------    --------

                                             $122,458    $106,624
                                             ========    ========

See notes to financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands,
                             except per share data)
                                  (unaudited)

                                  Three Months Ended    Nine Months Ended
                                       June 30,              June 30,
                                  ------------------    ------------------
                                    1996      1995        1996      1995
                                  --------  --------    --------  --------
Net Sales.......................  $ 61,376   $45,942    $154,183  $117,887
Cost of Sales...................    42,815    32,368     109,486    83,837
                                  --------   -------    --------  --------
    Gross Profit...............     18,561    13,574      44,697    34,050

Operating Expenses..............    10,939     8,012      30,285    23,153
                                  --------   -------    --------  --------
     Income from Operations.....     7,622     5,562      14,412    10,897

Interest Expense................       821       582       2,087     1,572

Other Income....................       (14)       13         (95)     (364)
                                  --------   -------    --------  --------

Income before Income Taxes......     6,815     4,967      12,420     9,689

Provision for Income Taxes .....     2,452     1,788       4,470     3,488
                                  --------   -------    --------  --------

Net Income .....................  $  4,363   $ 3,179    $  7,950   $ 6,201
                                  ========   =======    ========  ========



Weighted Average Common Shares
Outstanding..................... 5,993,987 5,759,161   6,043,885 5,750,198

Earnings Per Share.............. $     .73 $     .55   $    1.32 $    1.08





See notes to financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                  (unaudited)

                                                   Nine Months Ended
                                                       June 30,
                                                  ------------------
                                                    1996      1995
                                                  --------  --------
Cash Flows from Operating Activities
    Net Income................................... $ 7,950   $ 6,201
    Adjustments to reconcile net income
       to net cash used in operating activities
           Depreciation and amortization.........   4,956     4,809
           Other.................................     (90)      109
   Changes in Operating Assets and Liabilities
       Accounts receivable....................... (14,854)  (10,065)
       Inventories...............................  (5,280)   (4,675)
       Other current assets......................   1,329       280
       Accounts payable..........................   8,858     3,384
       Accrued expenses..........................     904     1,999
       Accrued and Deferred income taxes.........   3,129     1,399
                                                  -------   -------
       Net cash provided by operating activities.   6,902     3,441
                                                  -------   -------
Cash Flows from Investing Activities
    Additions to property, plant and
       equipment.................................  (4,658)   (6,834)
    Other assets, net............................  (1,362)   (1,410)
    Payment for acquisition of business..........    (936)       --
                                                  -------   -------
       Net cash used in investing activities.....  (6,956)   (8,244)
                                                  -------   -------
Cash Flows from Financing Activities
    Payment on term loan.........................  (1,071)
    Net borrowings on revolving credit agreement.  (1,275)
    Net borrowings on other loans................     931     3,646
    Treasury stock acquired......................  (2,184)       --
    Proceeds from exercise of stock options......      87        --
                                                  -------   -------
       Net cash provided by/(used in) financing
       activities ...............................  (3,512)    3,646
                                                  -------   -------
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents.........................     (39)      169
                                                  -------   -------

Net Decrease in Cash and Cash Equivalents........  (3,605)     (988)
Cash and Cash Equivalents Balance - Beginning....   3,870     2,509
                                                  -------   -------
Cash and Cash Equivalents Balance - Ending....... $   265   $ 1,521
                                                  =======   =======



Supplemental Cash Flow Information
       Interest paid                              $ 2,087   $ 1,668
                                                  =======   =======
       Income taxes paid                          $    --   $    59
                                                  =======   =======


   See notes to financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of the Company the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments and accruals necessary to present fairly the Company's financial position as of June 30, 1996, the results of its operations for the three month and nine month periods ended June 30, 1995 and 1996 and its cash flows for the nine month periods ended June 30, 1995 and 1996.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders, which is incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1995. The results of operations for the three month and nine month periods ended June 30, 1996 may not necessarily be indicative of the operating results for the full year.

(2)  INVENTORIES

     Inventories are valued as follows:

     (Dollars in thousands)                    June 30,    September 30,
                                                 1996          1995
                                             ---------------------------
                                             (unaudited)
         Raw materials......................    $ 9,715      $10,089
         Work-in-process....................      1,808        2,445
         Finished goods.....................     12,641        6,225
                                                -------      -------
           Inventories at FIFO cost.........     24,164       18,759
           Less:  Allowance to reduce carrying
           value to LIFO cost...............     (2,042)      (1,831)
                                                -------      -------
              Net Inventories...............    $22,122      $16,928
                                                =======      =======


(3)   LONG-TERM DEBT

      The Company has an unsecured $33,000,000 revolving loan, an acquisition-related line of credit in the maximum aggregate amount of $10,000,000, and an additional term loan facility in the maximum aggregate amount of $10,000,000 all with one bank group. There are no outstanding borrowings on the acquisition-related line of credit at June 30,1996. The Company's European subsidiaries have lines of credit available of approximately USD $10.9 million. As of June 30, 1996, approximately $8.3 million of credit is available under these facilities.

      The Company is in compliance with all of its debt covenants. As of June 30, 1996, interest rates ranged from 6.25% to 12.00%.

      Long Term Debt consists of the following

      (Dollars in thousands)
                                                 JUNE 30,    SEPTEMBER 30,
                                                   1996          1995
                                                 --------      --------
      Term loan                                     7,143       8,214
      Revolving credit agreement                   12,625      13,900
      Other loans                                   6,597       5,579
                                                  -------     -------
                                                   26,365      27,693

      Less current maturities                       7,937       5,272
                                                  -------     -------
      Long term debt                              $18,428     $22,421
                                                  =======     =======



(4)   DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

      The Company determined, effective October 1, 1995, that as a result of, among other things, its preventative maintenance program, asset lives have been extended. The effect of this change reduced depreciation expense for the quarter ended June 30, 1996, by approximately $335,000 and $1,005,000 for the year to date. As a result earnings increased approximately $.04 per share for the quarter and $.11 per share for the year to date.


(5)   TREASURY SHARES

      During the 1996 fiscal year, the Company repurchased 129,850 shares of its common stock on the open market at an aggregate purchase price of $2,184,354.


(6)   BUSINESS ACQUISITIONS

      During the fourth quarter of 1995 the Company acquired certain assets and liabilities of two companies, Euroimpex Srl, and Compool Corporation and merged the operations of a third company, Advanced Structures, Inc. into a wholly owned subsidiary of the Company. The results of the aforementioned acquisitions for the three months and nine months ended June 30, 1996, are included in the consolidated results of operations of the Company.

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

      (Unaudited)
      (Dollars in Thousands except per Share Data)


                                                  3 Months    9 Months
                                                 ended June  ended June
                                                  30, 1995    30, 1995
                                                 ----------  ----------
      Net Sales                                    52,653      136,929
      Net Income                                    3,336        6,634
      Earnings per Share                              .55         1.10


(7) The following component of other current liabilities was in excess of 5% of total current liabilities:

                                                   June 30,   September 30,
      (Dollars in thousands)                         1996         1995
      ----------------------                     -----------  -------------
                                                 (unaudited)
      Accrued compensation                       $    2,821     $    4,057

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 1995


NET SALES

Net sales of $61,376,000 increased 33.6% from 1995 net sales of $45,942,000. The water treatment and systems equipment segment reported a 47.5% increase in sales to $25,824,000. As described in Note 6, during the fourth quarter of fiscal 1995, the Company acquired the assets and assumed certain liabilities of both Advanced Structures, Inc. and Euroimpex Srl. Excluding the impact of these acquisitions, the water treatment and system equipment segment sales would have increased 6.7% from the third quarter of 1995. The swimming pool and spa equipment segment sales of $35,552,000 increased 25.0% over last year.

Sales generated by the Company's European subsidiaries were approximately 13.6% of total U.S. dollar sales. The average U.S. dollar exchange rate used to translate the results of operations as of June 30, 1996, was approximately the same as that used at June 30, 1995.

The Company had a backlog of orders believed by it to be firm of approximately $11.9 million and $8.2 million as of June 30, 1996 and June 30, 1995, respectively.

COSTS AND EXPENSES

Cost of sales decreased from 70.5% to 69.8% of net sales. This was the result of changes in product sales mix and the effect of the change in estimate of asset lives which reduced depreciation expense approximately $335,000. The increase in net sales resulted in an increase in the Company's gross profit from $13,574,000 to $18,561,000.

Operating expenses, consisting of administrative, selling, and engineering and development expenses, increased $2,927,000 to $10,939,000. The additions of Advanced Structures Inc, Euroimpex Spa and Compool operating expenses accounted for $1,541,000 or 52.6% of this increase. As a percentage of sales, these expenses increased slightly from the prior years.

INTEREST EXPENSE

Interest expense increased by $239,000 to $821,000. This was the result of a 28.3% increase in average outstanding borrowings of the Company due to the 1995 acquisitions, and an increase in the effective interest rate of approximately 85 basis points.

INCOME TAXES

The Company recorded a $2,452,000 provision in fiscal 1996 which represents an effective tax rate of 36%. In fiscal 1995 the Company recorded a

$1,788,000 provision which represented an effective tax rate of 36%.


NET INCOME

The Company reported net income of $4,363,000 as compared to 1995 net income of $3,179,000. The change between years reflects the positive impact of the acquisitions and the change in estimate of asset lives which was partially offset by increases in interest expense.


                 NINE MONTHS ENDED JUNE 30, 1996 COMPARED WITH
                        NINE MONTHS ENDED JUNE 30, 1995

NET SALES

Net sales of $154,183,000 increased 30.8% from 1995 net sales of $117,887,000.
The water treatment and systems equipment segment reported a 42.7% increase in sales to $71,730,000. Without the impact of the acquisitions, the water treatment and systems segment would have increased 3.7%. The swimming pool and spa equipment segment sales of $82,453,000 increased 21.9% over last year.

Sales generated by the Company's European subsidiaries were approximately 14.8% of total U.S. dollar sales and in U.S. dollars increased 58.3% over fiscal 1995 results, primarily due to the Euroimpex acquisition.

COST AND EXPENSES

Cost of sales decreased from 71.1% to 71.0% of net sales in fiscal 1996. This was the result of changes in product sales mix and some increases in material costs which reduced gross margin and were offset by the effect of the change in estimate of asset lives which reduced depreciation expense approximately $1,005,000. The increase in net sales resulted in the Company's gross profit increasing from $34,050,000 to $44,697,000. Operating expenses, consisting of administrative, selling, and engineering and development expenses, increased $7,132,000 to $30,285,000. The additions of Advanced Structures Inc, Euroimpex Spa and Compool operating expenses accounted for $4,501,000 or 63.1% of this increase. As a percentage of sales, these expenses were the same as last year.

INTEREST EXPENSE

Interest expense increased by $515,000 to $2,087,000. This was the result of a 30.4% increase in average outstanding borrowings of the Company and an increase in the effective interest rate of approximately 20 basis points.

OTHER INCOME

Other income decreased from $364,000 to $95,000. The decrease relates primarily to interest income received from the restructuring of the receivable under agreement for deed during the second quarter of 1995.

INCOME TAXES

The Company recorded a $4,470,000 provision in fiscal 1996 which represents an effective tax rate of 36%. In fiscal 1995 the Company recorded a $3,488,000 provision which also represented an effective tax rate of 36%.

NET INCOME

The Company reported net income of $7,950,000 as compared to 1995 net income of $6,201,000. The change between years reflects the positive impact of the acquisitions and the change in estimate of asset lives which were offset by slight reductions in gross profit resulting from the change in product sales mix and increases in material costs, increases in interest expense and the decrease in other income.



                        LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $23,993,000 at June 30, 1996 compared to $21,423,000 at September 30, 1995. The ratio of current assets to current liabilities decreased to 1.59 to 1.00 from 1.76 to 1.00. The changes are due to a $14.7 million increase in net accounts receivable and a $5.2 million increase in net inventories offset by a $3.6 million decrease in cash, a $7.8 million increase in accounts payable and a $2.7 million increase in current maturities of long-term debt. The increases in accounts receivable, inventory, and accounts payable reflect normal seasonal working capital requirements.

Capital expenditures for the first nine months of fiscal year 1996 were $4,658,000 compared to $6,834,000 for the same period last year, and were funded from net income and depreciation. The difference in capital expenditures relates to building renovations and investments in tooling for new and existing products which were more extensive in 1995.

As of the end of June 1996, the Company had foreign assets of approximately $20.8 million principally located in Belgium. The assets were converted at quarter end using a U.S. dollar exchange rate that was 6.1% more favorable at September 30, 1995.

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


                                  ESSEF Corporation
                                  (Registrant)



                                  Thomas B. Waldin
                                  -------------------------------------------
                                  Thomas B. Waldin
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)




                                  Theodore A. Havens
                                  -------------------------------------------
                                  Theodore A. Havens
                                  Chief Financial Officer
                                  and Treasurer
                                  (Principal Accounting Officer)





Date: August 8, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                               -----------------


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the quarter ended June 30, 1996
                          Commission File No.  0-15902



                               -----------------


                               Essef Corporation


                                 EXHIBIT VOLUME

                               Essef Corporation
                                   Form 10-Q

                      For the Quarter Ended June 30, 1996

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