Form 10-K405
period 1996-09-30
ESSEF CORP
filed 1996-12-23
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

Form 10-K                                       Commission File No. 0-15902

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (Fee Required)
    For the fiscal year ended September 30, 1996

[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)
    For the transition period from _________________ to __________________
                                ESSEF Corporation
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)
              Ohio                                  34-0777631
---------------------------------------     -----------------------------------
     (State of Incorporation)                     (I.R.S. Employer
                                                   Identification No.)
   220 Park Drive, Chardon, Ohio                         44024
---------------------------------------     ------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code     (216) 286-2200
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

   Title of Each Class         Name of Each Exchange on which Registered
--------------------------     -----------------------------------------
Common Shares,                 None. The Company's common stock trades on The
No Par Value.                  Nasdaq Stock Market under the symbol ESSF.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on December 18, 1996 was $47,043,493.
                                                          ----------------

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

           Class                          Outstanding at December 18, 1996
---------------------------               -------------------------------------
Common Shares, no par value                         4,802,762 Shares
                                                    ----------------
Portions of the following documents are incorporated by reference:

(1)  1996 Annual Report to Shareholders                        Part II

(2)  Definitive Proxy Statement for the Annual Meeting
     of Shareholders to be held January 23, 1997               Part III

The sequential page in this Report where the Exhibit Index appears is 21.


                    Page 1 of 21 sequentially numbered pages

                                ESSEF CORPORATION
                          1996 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                         Begins
                                    PART I                                 On
                                                                          Page

Item 1.     Business.....................................................   3

Item 2.     Properties...................................................   8

Item 3.     Legal Proceedings............................................  10

Item 4.     Submission of Matters to a Vote of Security Holders .........  10


                                     PART II


Item 5.     Market for the Registrant's Common Equity and Related
            Shareholders' Matters........................................  11

Item 6.     Selected Financial Data......................................  11

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  11

Item 8.     Financial Statements and Supplementary Data..................  11

Item 9.     Disagreements on Accounting and Financial Disclosure.........  11


                                    PART III


Item 10.    Directors and Executive Officers of the Registrant...........  12

Item 11.    Executive Compensation.......................................  13

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management...................................................  13

Item 13.    Certain Relationships and Related Transactions...............  13



                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.....................................................  14





                    Page 2 of 21 sequentially numbered pages

                                     PART I

ITEM 1.  BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS.
     --------------------------------

  Essef Corporation "The Company" was incorporated in Ohio in 1954 as Structural Fibers, Inc. and commenced operations by focusing on an emerging technology: the use of fiberglass reinforced plastics (FRP) as an alternative to metal in cast, forged, and other formed or fabricated parts. The Company, having a strong engineering oriented emphasis, pioneered the production of such products for use in Polaris and Hercules missiles, jet engines, electrical components, and other national defense related items.

  This experience helped the Company successfully develop a proprietary molding technology that radically changed its direction. Perfection of the internal bag-molding process enabled mass production of seamless pressure vessels with fiberglass-reinforced plastic, and in 1959, the Company began to specialize in the manufacture of these products.

  During the last five years, the Company's development has focused on growth by acquisitions in the U.S. and internal growth both in the U.S. and internationally.

  In 1994, the Company acquired Purex Pool Systems, Inc., a manufacturer of pumps, filters and heaters for swimming pools and spas.

  In 1995, the Company acquired Advanced Structures, Inc., a manufacturer of pressure vessels and other components for the treatment of water; acquired Euroimpex Srl in Milan, Italy, a manufacturer of pressure vessels and other components for the treatment of water; acquired Compool Corporation, a manufacturer of electronic controls and valves for swimming pools and spas; and formed a joint venture with a German manufacturer and distributor of metal hydropneumatic pressure vessels to develop a composite hydropneumatic pressure vessel for sale in Europe.

  In 1996, the Company formed Structural India Private, Ltd. which will build a plant in Goa, India to manufacture pressure vessels for sale in India, Asia, Europe and the U.S.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
     ----------------------------------------------

  [For financial information about industry segments in which the Company operates, see Item 8 Financial Statements and Supplementary Data; Note 9: Business Segment Information under Notes to Consolidated Financial Statements.]

(c)  NARRATIVE DESCRIPTION OF BUSINESS.
     ----------------------------------

  The Company designs, manufactures and markets products made from engineered plastics and specialized polymers combined with fiberglass and other reinforcing materials. It draws on its ability to adapt emerging technologies in plastic materials and plastic processing equipment to design and manufacture products requiring special performance characteristics such as high strength-to-weight ratios, resistance to corrosion, precise



                    Page 3 of 21 sequentially numbered pages dimensional tolerances, and particular surface appearance. The Company operates in two industry segments: 1) water treatment and systems equipment, and 2) swimming pool and spa equipment.


WATER TREATMENT AND SYSTEMS EQUIPMENT INDUSTRY SEGMENT

  Principal Products

  The Company manufactures and distributes fiberglass reinforced plastic pressure vessels for the treatment, storage and delivery of water for residential, commercial and industrial use. The Company produces two companion lines of vessels, distinguishable by design and method of construction but not by purpose or function, for sale to both the water treatment equipment and water systems equipment markets of this industry segment. The vessels comprising what has become known as the FRP product line (an acronym for fiberglass reinforced plastic) are integrally cast of a matrix of thermosetting resin and randomly laid chopped fiberglass reinforcing filaments. By contrast, the vessels comprising the newer polyglass (PolyGlass(TM)) product line are either blow-molded or rotationally cast of thermoplastic resins and then reinforced by a patterned winding of continuous fiberglass filaments. The Company also manufactures composite pressure vessel housings for industrial and municipal reverse osmosis membrane systems.

  ENPAC, a wholly-owned subsidiary, manufactures engineered plastic vessels and related accessory products for spill prevention, secondary containment and regulated transport of industrial and environmentally hazardous waste materials.

  [For information relating to sales of the water treatment and systems equipment segment, see Item 8 Financial Statements and Supplementary Data; Note 9: Business Segment Information under Notes to Consolidated Financial Statements.]


  Customers and Distribution

  The Company sells water treatment products to major original equipment manufacturers (OEMs) in the United States, Canada, Europe and other international markets through salaried sales personnel and commissioned sales representatives. It sells water systems products through both salaried sales personnel and commissioned sales representatives to plumbing wholesalers and well system supply houses primarily in the United States and Canada. The Company sells environmental systems products, containers and related plastic products primarily through distributors located principally in the United States.

  Competition

  The Company's major competitor in the manufacture of pressure vessels in the United States is Park International, Inc. The Company has several competitors in Europe. The Company competes both domestically and in Europe on the basis of its extensive product line, quality and service.





                    Page 4 of 21 sequentially numbered pages

  It's estimated that manufacturers of steel tanks currently hold in excess of 85% of the hydropneumatic and expansion pressure vessels market. The largest producer of steel tanks and the Company's primary competitor in these products is Amtrol, Inc. The Company competes in this market by providing its customers with better features, responsive distribution practices, and competitive pricing.

  The Company is one of several manufacturers supplying products and vessels, the majority of which in this industry are steel, for spill prevention and secondary containment of environmentally hazardous waste materials. The Company competes on the basis of quality and an innovative product line.


SWIMMING POOL AND SPA EQUIPMENT INDUSTRY SEGMENT

  Principal Products

  The Company manufactures and sells a complete line of filters, heaters, pumps, underwater lights, white goods, electronic controls, valves and other accessories for swimming pools and spas under the Purex-Triton(TM) and Compool(TM) names.

  The filters come in a range of sizes and materials to satisfy consumer needs. The filter media is sand, diatomaceous earth, or cartridge. Pumps are made in a range of sizes from 1/2 to 25 horsepower and configured for high flow or high pressure. Lights are provided in a variety of wattages as well as bulb type and cord length. The heaters are gas and are available with electronic or pilot light ignition. White goods consist of skimmers, main drains, and fittings which come in a variety of configurations and sizes.

  [For information relating to sales of the swimming pool and spa equipment segment, see Item 8 Financial Statements and Supplementary Data]

  Customers and Distribution

  In the swimming pool market, the Company sells its products primarily to distributors. Sales of spa products and jetted tub pumps are made primarily to OEMs and the balance to distributors. The Company maintains a field sales organization made up of salaried territory managers, each of whom is assigned to and based in a geographic region to service customer accounts and develop business within that particular region. The Company also has two commissioned sales groups geographically dispersed throughout the United States and Canada. Recently, one of its customers, South Central Pool Supply, Inc. acquired another customer, The B-L-Network, Inc., with the result that the combined entity now constitutes more than 10% of the Company's revenues.

  Competition

  There are eight significant competitors in the swimming pool and spa equipment market, two of which are considered by the Company to be its major competitors. The Company is a market leader in sales of in-ground pool filters. The Company competes in the filter market by offering high quality products which are priced competitively.


                    Page 5 of 21 sequentially numbered pages

  With its growing family of Challenger(TM) and WhisperFlo(TM) pumps, the Company competes effectively in the pump market. In particular, its market presence, existing distribution channels and reputation for quality in the filter market contribute to its continuing market penetration.


SOURCES AND AVAILABILITY OF RAW MATERIALS - ALL INDUSTRY SEGMENTS
-----------------------------------------------------------------

  The principal materials used in both segments of the Company's business are fiberglass and plastic resins. The Company has alternate sources for these materials and is not dependent on any single supplier. The Company has alternate sources for substantially all other materials required in its production processes.


BACKLOG - BUSINESS IN GENERAL
-----------------------------

  As of September 30, 1996 and September 30, 1995, the Company had a backlog of orders believed by it to be firm of approximately $10,114,000 and $7,511,000, respectively. The Company expects the backlog as of September 30, 1996 to be delivered in fiscal 1997.


SEASONALITY AND WORKING CAPITAL
-------------------------------

  The swimming pool and spa equipment segment experiences the greatest demand for its products during the second and third quarters of each fiscal year, when it will fill approximately 60% of its distributors' orders. During this period, its distributors increase their inventories in order to meet the peak demand for swimming pool equipment which occurs in the spring and early summer months.

  The Company's peak demand for working capital also occurs during the second and third quarters. In addition to the strong demand it experiences, the swimming pool and spa segment offers its customers extended terms during this period, thereby decreasing cash flow from operations. The Company expects its working capital requirements to continue to fluctuate on a seasonal basis and to be financed both from its revolving credit facility and from operations.

ENGINEERING AND DEVELOPMENT
---------------------------

  The Company believes its success is dependent upon its ability to adapt materials, machines, processes and other emerging technologies to design and manufacture new products, and to improve the performance, quality and manufactured cost of existing products. For this reason, expenditures of the Company in engineering and development have been primarily directed to the development of devices and processes and not to fundamental research.

  [For expenditures on engineering and development see Item 8 Financial Statements and Supplementary Data; CONSOLIDATED STATEMENTS OF INCOME - ESSEF AND SUBSIDIARIES FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994; line item ENGINEERING AND DEVELOPMENT.]




                    Page 6 of 21 sequentially numbered pages

PATENTS AND TRADEMARKS
----------------------

  The Company owns various trademarks, trade names and logos, the most important of which are Challenger(TM), Codeline(TM), Compool(TM), Comtech(TM), Hatteras(R), MiniMax(TM), Nautilus(R), Poly Glass(TM), Purex(TM), Purex-Triton(TM), Triton(R), WellMate(TM) and WhisperFlo(TM). The Company owns a number of patents covering various aspects of its products and manufacturing processes. Although the Company believes its patents, trademarks, trade names and logos enhance its competitive position and the name recognition of its products, the Company relies more on its reputation for quality and its relationship with customers for the maintenance and growth of its business.

ENVIRONMENTAL MATTERS
---------------------

  The Company's manufacturing processes, like those of the plastics industry generally, result in the generation of hazardous and other plant waste and emissions. Consequently, the Company is subject to various federal, state and local laws and regulations relating to environmental protection. The Company routinely monitors and maintains installed equipment as necessary to remain in substantial compliance with applicable environmental regulations to which they are subject. All operating facilities file reports with and obtain current operating permits from appropriate governmental oversight agencies.

EMPLOYEES
---------

  At September 30, 1996, the Company employed approximately 1,200 persons, of whom approximately 350 are salaried managerial, administrative and supervisory personnel. The balance are hourly personnel. Approximately 110 hourly employees at the Purex Pool Systems subsidiary are covered by a collective bargaining agreement. The Company has not experienced work stoppages and considers its relations with its employees to be good.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES.

    [For financial information about foreign and domestic operations and export sales see item 8 Financial Statements and Supplementary Data; NOTE 9:
    BUSINESS SEGMENT INFORMATION under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.]


















                    Page 7 of 21 sequentially numbered pages

ITEM 2.  PROPERTIES.
-------  -----------

The Company's headquarters are in Chardon, Ohio, in offices contiguous to the division operating there.

The Company conducts its manufacturing, accounting, purchasing, marketing and engineering operations at eight facilities in the United States, one in Belgium, two in Italy and one in the U.K. In addition the Company has a facility located in the U.S. which it has classified as real estate held for sale in its financial statements. The table below summarizes certain information with respect to the principal facilities.


                         Approximate
                         Acreage and              Principal
Location                Square Footage    Status  Products
--------                --------------    ------  --------

Chardon, Ohio           234,000 sq.ft.    Owned   Manufacture of water
                                                  treatment and systems
                                                  equipment; Corporate
                                                  Headquarters

Sanford,                243,200 sq.ft.    Owned   Manufacture and ware-
North Carolina                                    housing of swimming
                                                  pool and spa equipment

Sunrise, Florida          1,250 sq.ft.    Leased  South America sales office
                                                  for swimming pool and
                                                  spa equipment

City of Industry,       139,000 sq.ft.    Leased  Manufacture and ware-
California                                        housing of swimming
                                                  pool and spa equipment

Eastlake, Ohio           59,500 sq.ft.    Leased  Manufacture of hazardous
                                                  waste containers and
                                                  related products

Shell Rock, Iowa         56,214 sq.ft.    Owned   Manufacture of molds and
                                                  tooling for blow molding
                                                  applications

Herentals, Belgium      116,400 sq.ft.    Owned   Manufacture of water
                                                  treatment and systems
                                                  equipment, and swimming
                                                  pool and spa equipment

Escondido, California    64,000 sq.ft.    Leased  Manufacture of composite
                                                  pressure vessel housings

Gloucester, U.K.            250 sq.ft.    Leased  European sales office for
                                                  composite pressure vessel
                                                  housings

Milan, Italy             19,375 sq.ft.    Leased  Manufacture of pressure
                                                  vessels and other products
                                                  for water treatment


                    Page 8 of 21 sequentially numbered pages

                          Approximate
                          Acreage and             Principal
   Location              Square Footage   Status  Products
   --------              --------------   ------  --------

Milan, Italy             25,900 sq.ft.    Leased  Manufacture of pressure
                                                  vessels and other products
                                                  for water treatment

Mountain View,           16,600 sq.ft.    Leased  Manufacture of electronic
California.                                       controls and valves for
                                                  swimming pools and spas

Daytona Beach,          147,000 sq.ft.    Owned   Real estate held for sale,
Florida                                           leased to a third party

Goa, India               70,000 sq.ft.    Owned   Land on which buildings
                                                  will be constructed to
                                                  manufacture pressure
                                                  vessels and other products
                                                  for water treatment


The Company considers all of its properties, both owned and leased, together with the related machinery and equipment contained therein to be well maintained, in good operating condition, and suitable and adequate for its present and foreseeable future needs.
































                    Page 9 of 21 sequentially numbered pages

ITEM 3. LEGAL PROCEEDINGS.
--------------------------


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

In 1996, several actions were brought against the Company before the United States District Court for the Southern District of New York, Docket No. 94Civ.5270, including a class action on behalf of passengers, various individual passenger actions, and an action by Celebrity Cruises, concerning alleged exposure by passengers to Legionnaire's bacteria aboard the cruise ship M/V Horizon, a Celebrity Cruises, Inc. ship. Celebrity Cruises is also a defendant in the passenger actions. The litigation is in its early stages. Management has instructed legal counsel to defend the Company vigorously.

Additionally, certain other claims, suits and complaints arising in the ordinary course of business have also been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.






















                    Page 10 of 21 sequentially numbered pages

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS'
-------  -------------------------------------------------------------------
         MATTERS.
         --------

         Essef Corporation Common Shares are listed in the NASDAQ Stock Market under the symbol ESSF. At November 22, 1996 the outstanding common shares were held by 305 shareholders of record. There were no cash dividends declared or paid for the year ended September 30, 1996 as the company continued its policy of retaining earnings and cash for future expansion of the business. [For information in respect of the market price range see page 15 of Essef's 1996 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing.]


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         Information with respect to selected financial data for each of the last five fiscal years contained on pages 14 and 15 of Essef's 1996 Annual Report to shareholders is incorporated herein by reference to
         Exhibit 13 of this filing [1996 Annual Report to Shareholders].


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

         The Management's discussion and analysis of financial condition and results of operations contained on pages 16 and 17 of Essef's 1996 Annual Report to shareholders is incorporated herein by reference to
         Exhibit 13 of this filing [1996 Annual Report to Shareholders].


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The consolidated financial statements and accompanying notes of Essef and its subsidiaries contained on pages 18 through 29, inclusive of Essef's 1996 Annual Report to its shareholders, together with the report of Independent Public Accountants relating thereto contained on page 30 thereof, and the unaudited quarterly financial data under the heading "Quarterly Financial Information" on page 15 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [1996 Annual Report to Shareholders].


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None






                    Page 11 of 21 sequentially numbered pages

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------  ---------------------------------------------------


  (a) Identification of Directors
      ---------------------------

  [For identity of directors and director-nominees including age, business experience, positions held and other relevant information see Essef Corporation - Proxy Statement - December 18, 1996; (definitive proxy statement filed with the Commission pursuant to Regulation 14A) under the headings NOMINATION AND ELECTION OF DIRECTORS, NOMINEES AND DIRECTORS, on pages 2-4 and DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 5; incorporated herein by this reference].


  (b) Identification of Executive Officers
      ------------------------------------

  The persons named below are the executive officers of the Company at the date hereof.


   Name                           Age             Position
   ----                           ---             --------


   Thomas B. Waldin               54              President and Chief Executive
                                                  Officer, Director

   Elliot B. Ross                 50              Executive Vice President and
                                                  Chief Operating Officer,
                                                  Director

   Stuart D. Neidus               45              Executive Vice President and
                                                  Chief Financial Officer

   Gerald C. Hornick              63              Vice President and
                                                  Assistant Treasurer

   Douglas J. Brittelle           49              President Pac-Fab, Inc.



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






                    Page 12 of 21 sequentially numbered pages

  Elliot B. Ross has been Executive Vice President and Chief Operating Officer of the Company since January 31, 1994. Prior to joining the Company, Mr. Ross was the co-chairman of Inverness Partners and Inverness Casting Group. Prior to founding Inverness, he spent 14 years as a member and partner in the Cleveland office of McKinsey & Company.

  Stuart D. Neidus has been Executive Vice President and Chief Financial Officer since September 3, 1996. Prior to that, from 1992 to 1996 he served in various positions with Premier Farnell plc (the successor to Premier Industrial Corporation), most recently as Executive Vice President. Prior to that Mr. Neidus was with KPMG Peat Marwick LLP from 1973 to 1992 where he was a partner since 1984.

  Gerald C. Hornick has been a Vice President of the Company since 1970 and has served as Chief Operating Officer of Structural North America since 1985, and as President since January, 1991. He has been Assistant Treasurer of Essef Corporation since 1988.

  Douglas J. Brittelle has been President of Pac-Fab, Inc. since January 3, 1995. Prior to that, from 1971 to 1994 he served in various positions with General Electric, most recently, he served as General Manager of G.E.'s Apparatus Service Business headquartered in Schenectady, New York. Prior to that, he was General Manager of G.E.'s Transformer Business headquartered in Hickory, North Carolina from 1983 to 1992.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

          [For information relating to compensation of executive officers and directors see Essef Corporation - Proxy Statement - December 18, 1996; under the headings DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 5, and EXECUTIVE COMPENSATION on page 6; incorporated herein by this reference].


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

          [For information relating to security ownership of certain beneficial owners and management see Essef Corporation - Proxy Statement - December 18, 1996; under the heading BENEFICIAL OWNERSHIP OF SHARES appearing on pages 14-16; incorporated herein by this reference].


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

          [For information regarding related transactions see Essef Corporation
          - Proxy Statement - December 18, 1996; under the heading BENEFICIAL OWNERSHIP OF SHARES on pages 14-16; incorporated herein by this reference].







                    Page 13 of 21 sequentially numbered pages

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------


          (a) Documents filed as part of this report:
          ---------------------------------------

          (1) The following consolidated financial statements of Essef Corporation and Subsidiaries, together with the independent auditors' report relating thereto, contained on pages 18 through 30, inclusive of Essef's 1996 Annual Report to its shareholders, and the unaudited quarterly financial data set forth under the heading "Quarterly Financial Information" on page 15 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [1996 Annual Report to Shareholders].


           Consolidated Balance Sheets at September 30, 1996 and 1995

           Consolidated Statements of Income for the years ended
           September 30, 1996, 1995 and 1994

           Consolidated Statements of Shareholders' Equity for the years ended September 30, 1996, 1995 and 1994

           Consolidated Statement of Cash Flows for the years ended September 30, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

           Report of Independent Public Accountants

           Quarterly Financial Information (unaudited)



          (2) All financial statement schedules are omitted because they are not required, not applicable, or the information is given in the consolidated financial statements or the notes thereto.















                    Page 14 of 21 sequentially numbered pages

          (3) Exhibits Required to be Filed by Item 601 of Regulation S-K


Current Form 10-K        Document/Data
Exhibit Number           Required
-----------------        -------------


     3.1 Second Amended Articles of Incorporation effective May 8, 1987. (Reference is made to Exhibit
                         3.1 to the report on Form 10K for the year ended September 30, 1993, which exhibit is herein incorporated by reference)

     3.2                 Code of Regulations as Amended January 30, 1992.
                         (Reference is made to Exhibit 3.2 to the report on Form 10K for the year ended September 30, 1993, which exhibit is herein incorporated by reference)

     4.1 Articles 4 and 5 of Second Amended Articles of Incorporation effective May 8, 1987 (See 3.1 above)

    10.1 1987 Employees' Stock Option Plan. (Reference is made to Exhibit 10.1 to the report on Form 10K for the year ended September 30, 1994, which exhibit is herein incorporated by reference)

    10.2 Deferred Compensation Plan as amended September 29, 1989. (Reference is made to Exhibit 10.2 to the report on form 10K for the year ended September 30, 1989, which exhibit is herein incorporated by reference)

    10.3 Trust Agreement for Essef Corporation Employees' Retirement Plan and Trust (October 1, 1992 Restatement). (Reference is made to Exhibit 10.3 to the report on form 10K for the year ended September 30, 1993, which exhibit is herein incorporated by reference)

    10.4 Employment Agreement - Thomas B. Waldin, Chief Executive Officer. (Reference is made to Exhibit
                         10.7 to the report on form 10K for the year ended September 30, 1990, which exhibit is herein incorporated by reference)

    10.5                 First Amendment to Employment Agreement -
                         Thomas B. Waldin, Chief Executive Officer. (Reference is made to Exhibit 10.9 to the report on form 10K for the year ended September 30, 1994, which exhibit is herein incorporated by reference)

    10.6 Employment Agreement - Elliot B. Ross, Chief Operating Officer. (Reference is made to form 8-K filed January 25, 1994, which exhibit is herein incorporated by reference)


                    Page 15 of 21 sequentially numbered pages

Current Form 10-K        Document/Data
Exhibit Number           Required
-----------------        -------------


    10.7 Employment Agreement - Douglas J. Brittelle, President Pac-Fab, Inc. (Reference is made to
                         Exhibit 10.12 to the report on Form 10K for the year ended September 30, 1995, which exhibit is herein incorporated by reference)

    10.8 Employment Agreement - Stuart D. Neidus, Executive Vice President and Chief Financial Officer.

    10.9 Asset Purchase Agreement between Purex Pool Systems, Inc. and Hydrotech Chemical Corporation dated as of March 1, 1994. (Reference is made to Exhibit 2 to the report on form 10Q for the quarter ended March 31, 1994, which exhibit is herein incorporated by reference)

    10.10 Amendment Number One, dated March 19, 1994, to Asset Purchase Agreement between Purex Pool Systems, Inc. and Hydrotech Chemical Corporation dated as of March 1, 1994. (Reference is made to form 8-K dated March 19, 1994 which exhibit is herein incorporated by reference)

    10.11 Credit Agreement between Essef Corporation and Society National Bank, Agent for banks named therein, dated March 1, 1994. (Reference is made to Exhibit 4.2 to the report on form 10Q for the quarter ended March 31, 1994, which exhibit is herein incorporated by reference)

    10.12 Credit Agreement first amendment between Essef Corporation and Society National Bank, Agent for banks named therein, dated January 3, 1995. (Reference is made to Exhibit 10.1 to the report on form 10Q for the quarter ended March 31, 1995, which exhibit is herein incorporated by reference)

    10.13 Credit Agreement second amendment between Essef Corporation and Society National Bank, Agent for banks named therein, dated March 26, 1996.

    10.14 Trust Agreement for Essef Corporation Employees' Retirement Plan and Trust (October 1, 1995 Restatement).

    11                   Computation of Earnings Per Share.

    13                   1996 Annual Report to Shareholders.

    21                   Subsidiaries of the Registrant.



                    Page 16 of 21 sequentially numbered pages

Current Form 10-K        Document/Data
Exhibit Number           Required
-----------------        -------------


    23.1                 Consent of Deloitte & Touche LLP.

    23.2                 Consent of Arthur Andersen LLP.

    23.3                 1994 Report of Independent Public Accountants.

    27.1                 Financial Data Schedule.




(b) There were no reports filed on Form 8-K during the last quarter of fiscal year ended 1996.










































                    Page 17 of 21 sequentially numbered pages

    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Essef Corporation



                                  By /s/ STUART D. NEIDUS
                                     ------------------------------------------

                                     Stuart D. Neidus
                                     Executive Vice President and
                                     Chief Financial Officer


December 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title
---------                         -----







/s/ THOMAS B. WALDIN               Chief Executive Officer
----------------------------         (Principal Executive Officer)
Thomas B. Waldin







/s/ STUART D. NEIDUS               Executive Vice President and
----------------------------         Chief Financial Officer
Stuart D. Neidus                       (Principal Financial Officer)













                     Page 18 of 21 sequentially number pages

Signature                              Title
---------                              -----





/s/ GORDON D. HARNETT                 Director
----------------------------
Gordon D. Harnett




/s/ CHARLES W. W. HORNER              Director
----------------------------
Charles W. W. Horner




/s/ GEORGE M. HUMPHREY, II            Director
----------------------------
George M. Humphrey, II




/s/ MARY ANN JORGENSON                Director
----------------------------
Mary Ann Jorgenson




/s/ RALPH T. KING                     Director
----------------------------
Ralph T. King




/s/ ELLIOT B. ROSS                    Director
----------------------------
Elliot B. Ross




Date:  December 18, 1996














                    Page 19 of 21 sequentially numbered pages

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   ----------





                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996
                           Commission File No. 0-15902



                                   ----------


                                Essef Corporation




                                 EXHIBIT VOLUME


























                    Page 20 of 21 sequentially numbered pages

                                Essef Corporation
                          1996 Form 10-K Annual Report

                       Exhibit Volume - Table of Contents

      Exhibits filed with and sequentially numbered as part of the report



Number         Exhibit Description
------         -------------------


10.8 Employment Agreement - Stuart D. Neidus, Executive Vice President and Chief Financial Officer

10.13 Credit Agreement second amendment between Essef Corporation and Society National Bank

10.14 Trust Agreement for Essef Corporation Employees Retirement Plan and Trust(October 1, 1995 Restatement)

11            Computation of Earnings Per Share

13            1996 Annual Report to Shareholders

21            Subsidiaries of the Registrant

23.1          Consent of Deloitte & Touche LLP

23.2          Consent of Arthur Andersen LLP

23.3          1994 Report of Independent Public Accountants

27.1          Financial Data Schedule














                    Page 21 of 21 sequentially numbered pages