Form 10-Q
period 1996-12-31
ESSEF CORP
filed 1997-02-14
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the quarterly period ended       December 31, 1996
                                   ---------------------------------------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                   -----------------  -------------------------
Commission File Number     0-15902
                      ---------------------------------------------------------

                                ESSEF Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                                 34-0777631
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  220 Park Drive, Chardon, Ohio                                 44024
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (216) 286-2200
                                                  -----------------------------

                                      None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No     N/A
                                             ---    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.



   Class                                        Outstanding at February 13, 1997
--------------------------------               ---------------------------------
Common Shares, no par value                               4,803,262 Shares

                                ESSEF CORPORATION
                                    Form 10-Q

                       For Quarter Ended December 31, 1996

                                      INDEX

                                                         Sequential
                                                           Page No.
                                                         ----------
Part I - Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
           December 31, 1996 and September 30, 1996..........     3
         Condensed Consolidated Statements of Income -
           Three Months Ended December 31, 1996 and 1995.....     4
         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended December 31, 1996 and 1995.....     5
         Notes to Condensed Consolidated Financial
           Statements........................................   6-7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...   8-9

Part II - Other Information

    Item 1.  Legal Proceedings...............................    10

    Item 2.  Changes in Securities...........................    10

    Item 4.  Submission of Matters to a Vote of Security
             Holders......................................... 10-11

    Item 6.  Exhibits and Reports on Form 8-K................ 11-16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     December 31, September 30,
                                                         1996         1996
                                                     ------------ -------------
ASSETS                                               (unaudited)
------

Current Assets
    Cash and cash equivalents ....................     $   1,074      $   2,620
    Accounts receivable, net .....................        29,457         29,017
    Inventories, net .............................        23,372         19,445
    Prepayments and other ........................         2,129          1,645
                                                       ---------      ---------
       Total current assets ......................        56,032         52,727

Property, plant and equipment, net ...............        39,149         38,297
Real estate held for sale ........................         4,333          4,333
Goodwill, net ....................................        13,515         13,402
Other ............................................         2,530          2,489
                                                       ---------      ---------
                                                       $ 115,559      $ 111,248
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
    Notes payable ................................     $   6,260      $   6,999
    Current maturities of long-term debt .........         1,467          1,467
    Accounts payable .............................        12,745         12,247
    Accrued expenses .............................         8,387         12,481
    Accrued income taxes .........................         4,691          4,332
                                                       ---------      ---------
       Total current liabilities .................        33,550         37,526

Long-Term Debt ...................................        25,085         17,512
Deferred Income Taxes ............................         1,887          1,890
Other Long-Term Liabilities ......................         1,111            982

Shareholders' Equity
   Preferred shares without par value,
      authorized 1,000,000 shares,
      none issued ................................          --             --
   Common shares without par value,
      authorized 15,000,000 shares, issued
      5,306,689 and 5,306,627 shares,
      respectively ...............................        21,444         21,444
      503,927 Treasury shares at cost ............        (7,962)        (7,962)
   Retained earnings .............................        39,020         38,338
   Foreign currency translation adjustment .......         1,424          1,518
                                                       ---------      ---------
          Total shareholders' equity .............        53,926         53,338
                                                       ---------      ---------
                                                       $ 115,559      $ 111,248
                                                       =========      =========

See notes to condensed consolidated financial statements.


                ESSEF CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           (Dollars in thousands,
                             except share data)
                                (unaudited)

                                         Three Months Ended
                                             December 31,
                                         ------------------
                                          1996         1995
                                         -------      ------

Net sales........................       $ 40,040     $ 37,638

Cost of sales....................         29,134       27,114
                                        --------     --------
     Gross profit................         10,906       10,524
Operating expenses...............          9,162        8,710
                                        --------     --------
     Income from operations......          1,744        1,814

Interest and other expense.......            696          434
                                        --------     --------

Income before income taxes.......          1,048        1,380

Provision for income taxes ......            366          497
                                        --------     --------

Income from continuing operations            682          883
Income from discontinued
    operations..................             -              7
                                        --------     --------
    Net income..................        $    682  $       890
                                        ========  ===========


Average shares and common share
equivalents outstanding..........      5,702,684    6,076,093


Primary Earnings Per Share

    Continuing operations.......           $ .12        $ .15
    Net income..................           $ .12        $ .15










See notes to condensed consolidated financial statements.


                      ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                 December 31,
                                                            -------------------
                                                              1996        1995
                                                            -------     -------
Cash Flows from Operating Activities
   Net income ............................................   $   682    $   890
   Adjustments to reconcile net income
      to net cash used in continuing operations
         Discontinued operations .........................      --            7
         Depreciation and amortization ...................     1,199      1,342
         Other ...........................................       (66)        21
   Change in operating assets and liabilities
      Accounts receivable ................................      (663)    (4,183)
      Inventories ........................................    (3,810)    (2,597)
      Prepayments and other assets .......................      (245)       515
      Accounts payable ...................................     1,224      4,313
      Accrued expenses ...................................    (4,117)    (1,273)
      Accrued and deferred income taxes ..................       360        496
      Other long term liabilities ........................       129     (1,214)
                                                             -------    -------
         Net cash used in continuing operations ..........    (5,307)    (1,683)
         Net cash provided by discontinued
         operations ......................................       259        186
                                                             -------    -------
         Net cash used in operating activities ...........    (5,048)    (1,497)
                                                             -------    -------

Cash Flows from Investing Activities
   Additions to property, plant and
      equipment ..........................................    (2,121)    (1,518)
   Business acquisitions .................................    (1,210)      (936)
                                                             -------    -------
         Net cash used in investing activities ...........    (3,331)    (2,454)
                                                             -------    -------

Cash Flows from Financing Activities
   Proceeds from long term debt ..........................     7,566      1,107
   Increase (decrease) in notes payable ..................      (733)       336
   Treasury stock acquired ...............................      --         (272)
   Proceeds from exercise of stock options ...............      --           13
                                                             -------    -------
         Net cash provided by financing activities .......     6,833      1,184
                                                             -------    -------

Net decrease in cash and cash equivalents ................    (1,546)    (2,767)

Cash and Cash Equivalents
  Beginning of year ......................................     2,620      3,870
                                                             -------    -------
  End of year ............................................   $ 1,074    $ 1,103
                                                             =======    =======

Supplemental Cash Flow Information
     Interest paid .......................................   $   548    $   390
                                                             =======    =======


See notes to condensed consolidated financial statements.

                    ESSEF CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Essef Corporation and subsidiaries (the "Company") as of December 31, 1996, and the results of their operations and their cash flows for the three month periods ended December 31, 1996 and 1995.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1996. The results of operations for the three month period ended December 31, 1996 may not necessarily be indicative of the operating results for the full year.


(2)  Inventories

     Inventories are valued as follows:
       (Dollars in thousands)                   December 31,   September 30,
                                                  1996             1996
                                                -----------    -------------
                                                (unaudited)
       FIFO COST
          Raw materials......................    $12,812         $10,023
          Work-in-process....................      1,841           2,266
          Finished goods.....................     10,176           8,529
                                                 -------         -------
                                                  24,829          20,818
            Excess of FIFO over LIFO cost....     (1,457)         (1,373)
                                                 -------         -------
               Net Inventories...............    $23,372         $19,445
                                                 =======         =======
(3)   Long-Term Debt

     The Company's European subsidiaries have lines of credit of approximately $15,000,000 available for working capital. At December 31, 1996, interest was at rates ranging from 4.25% to 11.25%. In addition, a note payable of $3,750,0 00 relating to an acquisition was outstanding at December 31, 1996. The interest rate on the note was lowered from 8% to 6% effective January 1, 1997.

     The Company through its bank group has an unsecured $33,000,000 revolving loan, an acquisition-related line of credit in the maximum aggregate amount of $10,000,000, and an additional term loan facility in the maximum aggregate amount of $10,000,000. There are no outstanding borrowings on the acquisition-related line of credit at December 31, 1996. The revolving loan is due January 31, 1998 and may be extended in one year increments with the approval of the bank group. The term loan is payable in equal quarterly installments using a seven year amortization schedule with the unpaid principal balance due January 31, 1998. Interest rates for the revolver, acquisition-related line of credit and term loan a re based on increments of the lead bank's base lending rate or LIBOR rate at the Company's option. A 3/8 percent commitment fee is payable on the unused portion of the revolving loan and the acquisition-related line of credit. The Company is in compliance with all of its covenants under its credit facilities. As of December 31, 1996, interest rates ranged from 6.5% to 8.25%.

     Long-term debt consists of the following:

                                            December 31,  September 30,
                                                1996          1996
                                            ------------  -------------
         (Dollars in thousands)             (unaudited)

          Term loan                           $   6,071     $   6,428
          Revolving loan                         20,400        12,425
          Other                                      81           126
                                              ---------     ---------
                                                 26,552        18,979
          Less current maturities                 1,467         1,467
                                              ---------     ---------
          Long-term debt                      $  25,085     $  17,512
                                              =========     =========

(3)  Accounting for Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. SFAS 123 also permits Companies to continue to account for such transactions under Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees," with certain other disclosures. The Company does not intend to change its method of accounting for stock-based compensation.

(4)  Subsequent Events

     The Company completed its divestiture of its subsidiary Hobson Brothers Aluminium Foundry and Mould Works, Inc. on January 7, 1997. The subsidiary has been designated as a discontinued operation in the financial statements. No material g ain or loss will be recognized on the sale transaction.

     On January 23, 1997, the Board of Directors authorized a 10% stock dividend to be distributed on or about February 28, 1997 to shareholders of record on February 7, 1997. The consolidated financial statements have not been restated to reflect the number of shares outstanding following the dividend.

(5)  Litigation

     There has been no material change to the status of the litigation referred to in the Company's 1996 Annual Report to Shareholders, sections of which are incorporated in the Company's Form 10-K filed for the fiscal year ended September 30, 1996.

Item 2.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

            THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
                   THREE MONTHS ENDED DECEMBER 31, 1995

Net sales of $40,040,000 increased 6.4% from 1995 net sales of $37,638,000 for the first quarter. The Company's continued emphasis on global expansion resulted in foreign sales growth of 6.5% versus 6.3% domestic growth. As of December 31, 1996 and 1995 the Company had a backlog of orders believed by it to be firm of approximately $19.9 and $19.6 million, respectively.

Cost of sales increased from 72.0% to 72.7% of net sales for the first quarter which was attributable to slight increases in overhead expenses. Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales decreased from 23.1% to 22.9% for the first quarter.

Interest and other expense increased by $262,000, primarily as a result of expenses incurred related to the real estate held for sale and a 12.5% increase in average outstanding borrowings. These borrowings were used to finance the Company's share buyback program initiated in fiscal 1996.

The Company's effective tax rate of 35% was lower than the 1996 rate of 36% due to the impact of foreign taxes.

The above items resulted in income from continuing operations of $682,000 in 1996 compared to $883,000 in 1995, and a decrease in earnings per share from $.15 in 1995 to $.12 in 1996.


                       LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $22,482,000 at December 31, 1996 compared to $15,201,000 at September 30, 1996, and the ratio of current assets to current liabilities increased to 1.67 to 1.00 from 1.41 to 1.00. The increase in working capital is due to a $.4 million increase in net accounts receivable, a $3.9 million increase in net inventories, and a $3.6 million decrease in accounts payable and accrued expenses. The changes in accounts receivable and inventory reflect normal seasonal working capital requirements.

Capital expenditures for the first quarter totaled $2,121,000 compared to $1,518,000 for the same period last year, and were funded from net income, depreciation and borrowings. The increase in capital expenditures relates primarily to investments made in India as part of the global expansion strategy and investments made domestically to increase capacity.

The Company is involved in various claims and lawsuits incidental to its business, including product liability claims which are covered by insurance.

Although the Company believes that its reserves are adequate, a significant increase in the aggregate amount of claims could have an adverse effect on the deductible level or upon the Company's ability to obtain product liability coverage for certain product lines. Management is addressing the issue in various ways and is reasonably confident, but cannot guarantee, that the situation will be managed with no material adverse impact on the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There has been no material change to the status of the legal proceedings referred to in the 1996 Form 10-K during the period covered by this report.


ITEM 2.  CHANGES IN SECURITIES

         No change.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on January 23, 1997. Of the 4,802,700 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, 4,313,938 shares were present in person or by proxy, each entitled to one vote on all matters to come before the meeting.

        The following matters were submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated below:

        1.) To elect James M. Biggar, Gordon D. Harnett, Ralph T. King and Elliot B. Ross directors of the corporation to hold office until the Annual Meeting of Shareholders in January, 2000 and until their respective successors are duly elected and qualified:

        Votes cast FOR the election of Mr. Biggar:          4,310,216
        Votes WITHHELD:                                         3,722

        Votes cast FOR the election of Mr. Harnett:         4,310,366
        Votes WITHHELD:                                         3,572

        Votes cast FOR the election of Mr. King:            4,311,517
        Votes WITHHELD:                                         2,421

        Votes cast FOR the election of Mr. Ross:            3,859 663
        Votes WITHHELD:                                       454,275


        The incumbent directors of the corporation whose term of office continued following the Annual Meeting were George M. Humphrey, Mary Ann Jorgenson and Thomas B. Waldin. Their current terms of office will expire with the Annual Meeting of Shareholders in January 1999.

        2.)   Proposal to approve the Essef Corporation Performance Share
        Plan:

        Votes cast FOR the proposal:                        4,130,300
        Votes cast AGAINST the proposal:                      182,368
        Votes WITHHELD:                                         1,270

        Shares held by brokers and nominees:                3,368,579
        Shares held by brokers and nominees not voted:        350,267



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits


             11                  Computation of Per Share Earnings

             13                  Independent Public Accountants' Review
                                 Report

             15                  Independent Public Accountants' Awareness
                                 Letter

             27                  Financial Data Schedule


        (b)  Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                                Essef Corporation
                                    Form 10Q

                     For the Quarter Ended December 31, 1996

                       Exhibit Volume - Table of Contents

   Exhibits filed with and sequentially numbered as part of the report

                                                          Sequential
                                                          number of
Exhibit                                                    page of
Number    Exhibit Description                            full report
-------   -------------------                            -----------
11        Computation of Per Share Earnings                   14

13        Independent Public Accountants' Review Report       15

15        Independent Public Accountants' Awareness Letter    16

27        Financial Data Schedule

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



                                 ESSEF Corporation
                                 (Registrant)




                                 /s/ Thomas B. Waldin
                                 ---------------------------------------
                                 Thomas B. Waldin
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)




                                 /s/ Stuart D. Neidus
                                 ---------------------------------------
                                 Stuart D. Neidus
                                 Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Accounting Officer)








Date: February 13, 1997