Form 10-Q
period 1997-03-31
ESSEF CORP
filed 1997-05-15
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT Of 1934

    For the quarterly period ended       March 31, 1997
                                  -------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT Of 1934

     For the transition period from _________________ to ____________________

Commission File Number     0-15902
                      -------------------------------------------------------

                                ESSEF Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                      34-0777631
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

    220 Park Drive, Chardon, Ohio                        44024
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (216) 286-2200
                                                    ----------------------------

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

            Class                     Outstanding at May 12, 1997
--------------------------------------------------------------------------------
   Common Shares, no par value             5,286,041 Shares

                                ESSEF CORPORATION
                                    Form 10-Q

                        For Quarter Ended March 31, 1997

                                      INDEX

                                                         Sequential
                                                           Page No.
                                                         ----------

Part I - Financial Information

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           March 31, 1997 and September 30, 1996..........       3
         Condensed Consolidated Statements of Income -
           Three Months and Six Months Ended March 31, 1997
            and 1996.......................................      4
         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended March 31, 1997 and 1996.......       5
         Notes to Condensed Consolidated Financial
           Statements.....................................     6-8

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations    9-10

Part II - Other Information

    Item 1.  Legal Proceedings............................      11

    Item 2.  Changes in Securities........................      11

    Item 4.  Submission of Matters to a Vote of Security
             Holders......................................      11

    Item 6.  Exhibits and Reports on Form 8-K.............      11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                               March 31,  September 30,
                                                 1997         1996
                                              -----------  ------------
ASSETS                                        (unaudited)   (audited)
------

Current Assets
    Cash and cash equivalents..............    $  1,297    $  2,620
    Accounts receivable, net ..............      52,661      29,017
    Inventories, net ......................      22,388      19,445
    Prepayments and other .................       1,837       1,645
                                               --------    --------
      Total current assets................       78,183      52,727

Property, plant and equipment, net.........      37,826      38,297
Real estate held for sale..................       4,333       4,333
Goodwill, net..............................      13,664      13,402
Other .....................................       3,619       2,489
                                               --------    --------
                                               $137,625    $111,248
                                               ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Notes payable..........................     $  5,859    $  6,999
   Current maturities of long-term debt...        1,467       1,467
   Accounts payable.......................       17,314      12,247
   Accrued expenses.......................       11,033      12,481
   Accrued income taxes...................        7,105       4,332
                                               --------    --------
      Total current liabilities                  42,778      37,526

Long-Term Debt ............................      36,827      17,512
Deferred Income Taxes......................         954       1,890
Other Long-Term Liabilities................       1,117         982

Shareholders' Equity
   Preferred shares without par value,
      authorized 1,000,000 shares,
      none issued.........................        -----      -----
   Common shares without par value,
      authorized 15,000,000 shares, issued
      5,787,650 and 5,786,906 shares,
      respectively........................       30,453      30,449
      503,927 Treasury shares at cost ....       (7,962)     (7,962)
   Retained earnings......................       32,855      29,333
   Foreign currency translation adjustment          603       1,518
                                               --------    --------
          Total shareholders' equity......       55,949      53,338
                                               --------    --------
                                               $137,625    $111,248
                                               ========    ========

See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars in thousands,
                               except share data)
                                   (unaudited)

                                  Three Months Ended     Six Months Ended
                                       March 31,              March 31,
                                  ------------------     ------------------
                                     1997     1996         1997      1996
                                  --------  --------     --------  --------
Net sales........................ $ 55,283  $ 51,965     $ 95,323  $ 89,715


Cost of sales....................   39,016    37,011       68,150    64,236
                                  --------  --------     --------  --------

    Gross profit................    16,267    14,954       27,173    25,479

Operating expenses...............   11,109     9,970       20,270    18,680
                                  --------  --------     --------  --------
    Income from operations.......    5,158     4,984        6,903     6,799


Interest and other expense.......      789       724        1,485     1,159
                                  --------  --------     --------  --------

Income before income taxes.......    4,369     4,260        5,418     5,640

Provision for income taxes ......    1,529     1,533        1,896     2,031
                                  --------  --------     --------  --------

Income from continuing operations     2,840     2,727        3,522     3,609

Loss from discontinued
    operations..................         -       (30)           -      (22)
                                  --------  --------     --------  --------

    Net income..................  $  2,840  $  2,697     $  3,522  $  3,587
                                  ========  ========      =======   =======


Average shares and common share
equivalents outstanding.......... 6,338,621 6,668,518    6,336,550 6,671,907



Primary Earnings Per Share
    Continuing operations.......     $ .45     $ .41        $ .56     $ .54
    Net income..................     $ .45     $ .40        $ .56     $ .54



See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                  (unaudited)

                                                      Six Months Ended
                                                         March 31,
                                                     -------------------
                                                       1997        1996
                                                     -------     -------
Cash Flows from Operating Activities
    Net income...................................    $ 3,522   $ 3,587
    Adjustments to reconcile net income
      to net cash used in continuing operations
        Discontinued operations                           -        (22)
        Depreciation and amortization............      2,845     3,066
        Other....................................       (234)      (35)
   Change in operating assets and liabilities
     Accounts receivable.........................    (25,931)  (23,686)
     Inventories.................................     (4,295)   (4,058)
     Prepayments and other assets................     (1,096)     (265)
     Accounts payable............................      6,703     7,663
     Accrued expenses............................       (713)     (165)
     Accrued and deferred income taxes...........      1,869     1,960
     Other long term liabilities.................        135    (1,015)
                                                     -------  --------
        Net cash used in continuing operations...    (17,195)  (12,970)
        Net cash provided by discontinued
        operations...............................        -         197
                                                     -------  --------
        Net cash used in operating activities....    (17,195)  (12,773)
                                                     -------  --------

Cash Flows from Investing Activities
    Additions to property, plant and
        equipment................................     (6,132)   (3,254)
    Business acquisitions........................     (1,468)     (936)
   Proceeds from the sale of business unit.......      5,010         -
                                                     -------  --------
        Net cash used in investing activities....     (2,590)   (4,190)
                                                     -------  --------
Cash Flows from Financing Activities
    Proceeds from long term debt...................   19,315    13,498
    Increase (decrease) in notes payable...........     (857)      934
    Treasury stock acquired........................       -       (393)
    Proceeds from exercise of stock options........        4        71
                                                     -------  --------
        Net cash provided by financing activities     18,462    14,110
                                                     -------  --------

Net decrease in cash and cash equivalents.........    (1,323)   (2,853)

Cash and Cash Equivalents
  Beginning of year...............................     2,620     3,870
                                                     -------  --------
  End of year.....................................   $ 1,297  $  1,017
                                                     =======  ========

Supplemental Cash Flow Information

Interest paid                                        $ 1,106  $  1,102
                                                     =======  ========


See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Essef Corporation and subsidiaries (the "Company") as of March 31, 1997, and the results of their operations for the three month and six month periods ended March 31, 1997 and 1996 and their cash flows for the six month periods ended March 31, 1997 and 1996.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1996. The results of operations for the three month and six month periods ended March 31, 1997, may not necessarily be indicative of the operating results for the full year.

(2)  Inventories

        Inventories are valued as follows:
       (Dollars in thousands)                   March 31,     September 30,
                                                  1997            1996
                                               ----------     -------------
                                               (unaudited)      (audited)
       FIFO COST
         Raw materials......................    $11,853         $10,023
         Work-in-process....................      1,574           2,266
         Finished goods.....................     10,502           8,529
                                                -------         -------
                                                 23,929          20,818
           Excess of FIFO over LIFO cost....     (1,541)         (1,373)
                                                -------         -------
              Net Inventories...............    $22,388         $19,445
                                                =======         =======


(3)  Long-Term Debt

     The Company's European subsidiaries have lines of credit of approximately $15,000,000 available for working capital. At March 31, 1997, interest was at rates ranging from 3.70% to 10.375%. In addition, a note payable of $2,008,000 relating to an acquisition was outstanding at March 31, 1997, with an effective interest rate of 6.0%.

     At March 31, 1997, the Company, through its bank group, had an unsecured $33,000,000 revolving loan, an acquisition-related line of credit in the maximum aggregate amount of $10,000,000, and an additional term loan facility in the maximum aggregate amount of $10,000,000. There were no outstanding borrowings on the acquisition-related line of credit at March 31, 1997. The revolving loan is due January 31, 1999, and may be extended in one year increments with the approval of the bank group. The term loan is payable in equal quarterly installments using a seven year amortization schedule with the unpaid principal balance due January 31, 1999. Interest rates for the revolver, acquisition-related line of credit and term loan are based on increments of the lead bank's base lending rate or LIBOR rate at the Company's option. A 3/8 percent commitment fee is payable on the unused portion of the revolving loan and the acquisition-related line of credit. The Company is in compliance with all of its covenants under its credit facilities. As of March 31, 1997, interest rates ranged from 6.4375% to 8.5%.

     Long-term debt consists of the following:

                                               March 31,     September 30,
                                                  1997           1996
                                              -----------    ------------
          (Dollars in thousands)              (unaudited)      (audited)


          Term loan                            $   5,752       $   6,428
          Revolving loan                          32,500          12,425
          Other                                       42             126
                                                --------       ---------
                                                  38,294          18,979
          Less current maturities                  1,467           1,467
                                                --------       ---------
          Long-term debt                        $ 36,827       $  17,512
                                                ========       =========

(4)  Hobson Brothers Aluminium Foundry and Mould Works, Inc. Sale

     The Company completed its divestiture of its subsidiary Hobson Brothers Aluminium Foundry and Mould Works, Inc. on January 7, 1997. The subsidiary has been designated as a discontinued operation in the financial statements. No material gain or loss was recognized on the sale.

(5)  Stock Dividend

     On January 23, 1997, the Board of Directors authorized a 10% stock dividend which was distributed on February 28, 1997 to shareholders of record on February 7, 1997. The condensed consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.

(6)  Subsequent Event

     On May 1, 1997, the Company completed the acquisition of the assets of privately held General Aquatics, Inc. and its subsidiaries for approximately $68,550,000 and the assumption of $8,000,000 in working capital debt. General Aquatics, with revenues of approximately
     $166,000,000 for the year ended December 31, 1996, is a major manufacturer of swimming pool equipment and accessories and is the largest swimming pool construction company in the United States.

     In conjunction with the completion of the acquistion, the Company, paid off and terminated its existing bank loans and obtained, through a new bank group, an unsecured $135,000,000 multi-currency revolving loan facility. The loan matures April 30, 2002 and may be extended in one year increments with the approval of the bank group. The facility includes commitment reductions at specified dates and for events throughout the term of the loan; however the commitment does not reduce below $100,000,000. Interest rates are based on increments over the lead bank's base lending or LIBOR (or its foreign currency equivalent) lending rate.

(7)  Litigation

     There has been no material change to the status of the litigation referred to in the Company's 1996 Annual Report to Shareholders, sections of which are incorporated in the Company's Form 10-K filed for the fiscal year ended September 30, 1996.

(8)  Earnings Per Share

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998. The Company does not expect SFAS 128 to have a material effect on the computation of earnings per share.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1996

Net sales of $55,283,000 increased 6.4% over 1996 net sales of $51,965,000. Domestic sales increased 7.1% over the same period last year, as a result of expansion into new markets and new product lines. Sales by the Company's foreign operations increased 2.1% over the same period last year, which represents steady progress when considering the soft European economy. As of March 31, 1997 and 1996 the Company had a backlog of orders believed by it to be firm of approximately $8.6 and $9.3 million, respectively.

Cost of sales decreased from 71.2% to 70.6% of net sales for the second quarter which was attributable to slight decreases in material costs due mainly to changes in product mix. Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales increased from 19.2% to 20.1% for the second quarter primarily as a result of costs incurred in connection with sales building activities.

Interest and other expense increased by $65,000 over the same period last year, primarily as a result of expenses related to the real estate held for sale. Interest expense was slightly lower than the same period last year due to a 6% decrease in effective interest rates. Higher first quarter borrowings, which related to the 1996 share buy-back activity were, offset in the second quarter by proceeds from the sale of Hobson Brothers.

The Company's effective tax rate of 35% was lower than the 1996 rate of 36% due to the impact of foreign taxes.

The above items resulted in net income of $2,840,000 in 1997 compared to $2,697,000 in 1996, and an increase in earnings per share from $.40 in 1996 to $.45 in 1997 which was also favorably impacted by the 1996 share buyback activity.

                  SIX MONTHS ENDED MARCH 31, 1997 COMPARED WITH
                         SIX MONTHS ENDED MARCH 31, 1996

Net sales for the first six months of $95,323,000 increased 6.3% over 1996 net sales of $89,715,000. Domestic sales increased 7.6% over the same period last year, as a result of expansion into new markets and new product lines. Sales by the Company's foreign operations decreased 0.8% from the same period last year which reflects the effect of softness in the European economy.

Cost of sales remained constant at 71.5% of net sales for both 1997 and 1996. Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales increased from 20.8% to 21.3% for the six months primarily as a result of costs incurred in connection with sales building activities.

Interest and other expense increased by $326,000, which was primarily attributable to expenses related to the real estate held for sale. Interest expense was consistent with the same period last year, as increases in average outstanding borrowings, which were attributable to the 1996 share buy-back activity, were offset by decreases in effective interest rates.

The Company's effective tax rate of 35% was lower than the 1996 rate of 36% due to the impact of foreign taxes.

The above items resulted in net income of $3,522,000 in 1997 compared to $3,587,000 in 1996 and an increase in earnings per share from $.54 in 1996 to $.56 in 1997, which was also favorably impacted by the 1996 share buyback activity.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $35,405,000 at March 31, 1997 compared to $15,201,000 at September 30, 1996, and the ratio of current assets to current liabilities increased to 1.83 to 1.00 from 1.41 to 1.00. The increase in working capital is due to a $23.6 million increase in net accounts receivable, a $2.9 million increase in net inventories, offset by a $3.6 million increase in accounts payable and accrued expenses. The changes in accounts receivable, inventory and accounts payable reflect normal seasonal working capital requirements.

Capital expenditures for fiscal 1997 totaled $6,132,000 compared to $3,254,000 for the same period last year, and were funded from net income, depreciation and borrowings. The increase in capital expenditures relates primarily to construction of a manufacturing plant in India as part of the global expansion strategy and expansion of a plant in Chardon, Ohio, to increase capacity.

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

On May 1, 1997, the Company paid off and terminated its existing bank loans and obtained, through a new bank group, an unsecured $135,000,000 multi-currency revolving loan facility. The proceeds from the new loan were used to repay the existing loans and to finance the acquisition of General Aquatics. The new loan matures April 30, 2002 and may be extended in one year increments with the approval of the bank group. The facility includes commitment reductions at specified dates and for events throughout the term of the loan, however the commitment does not reduce below $100,000,000. The Company believes it has adequate sources of funds to meet its needs.

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There has been no material change to the status of the legal proceedings referred to in the 1996 Form 10-K during the period covered by this report.

ITEM 2.  CHANGES IN SECURITIES

         No change.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             10 Credit Agreement dated as of April 28, 1997 among Essef Corporation, as borrower, and National City Bank and ABN AMRO Bank N.V., as the lending institutions

             11                  Computation of Per Share Earnings

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

                      For the Quarter Ended March 31, 1997

                       Exhibit Volume - Table of Contents

  Exhibits filed with and sequentially numbered as part of the report

                                                         Sequential
                                                          number of
Exhibit                                                    page of
Number    Exhibit Description                            full report
------    -------------------                            -----------

10.1      Credit Agreement dated as of April 28, 1997
          among Essef Corporation, as borrower, and
          National City Bank and ABN AMRO Bank N.V.,
          as the lending institutions                         14

11        Computation of Per Share Earnings                   15

13        Independent Public Accountants' Review Report       16

15        Independent Public Accountants' Awareness Letter    17

27        Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ESSEF Corporation
                                 (Registrant)

                                 Thomas B. Waldin
                                 -------------------------------------
                                 Thomas B. Waldin
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

                                 Stuart D. Neidus
                                 -------------------------------------
                                 Stuart D. Neidus
                                 Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Accounting Officer)

Date: May 13, 1997