Form 10-Q
period 1997-06-30
ESSEF CORP
filed 1997-08-14
CIK 814037

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

Form 10-Q
---------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

          For the quarterly period ended June 30, 1997
                                         -------------
/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                    to
                                   --------------------  ----------------------

Commission File Number     0-15902
                       --------------------------------------------------------

                                ESSEF Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                              34-0777631
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    220 Park Drive, Chardon, Ohio                               44024
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (216) 286-2200
                                                  -----------------------------
                                      None
-------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   N/A
                                             ---  ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            Class                     Outstanding at August 11,1997
------------------------------       --------------------------------
Common Shares, no par value                5,290,099 Shares

                        ESSEF CORPORATION
                              Form 10-Q

                   For Quarter Ended June 30, 1997

                                INDEX

                                                          Sequential
                                                           Page No.
                                                          ----------
Part I - Financial Information

     Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
           June 30, 1997 and September 30, 1996...........      3
         Condensed Consolidated Statements of Income -
           Three Months and Nine Months Ended June 30, 1997
            and 1996.......................................     4
         Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended June 30, 1997 and 1996.......      5
         Notes to Condensed Consolidated Financial
           Statements.....................................    6-9

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations   10-11

Part II - Other Information

    Item 1.  Legal Proceedings............................     12

    Item 2.  Changes in Securities........................     12

    Item 4.  Submission of Matters to a Vote of Security
             Holders......................................     12
    Item 6.  Exhibits and Reports on Form 8-K.............     12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      June 30,       September 30,
                                                       1997             1996
ASSETS                                              (unaudited)       (audited)
------                                              -----------       ---------
Current Assets
   Cash and cash equivalents .................       $   6,933        $   2,620
   Accounts receivable, net ..................          48,827           29,017
   Inventories, net ..........................          39,055           19,445
   Prepayments and other .....................           2,749            1,645
                                                     ---------        ---------
      Total current assets ...................          97,564           52,727

Property, plant and equipment, net ...........          59,325           38,297
Real estate held for sale ....................           4,333            4,333
Goodwill and other intangibles, net ..........          54,864           13,402
Other ........................................           9,097            2,489
                                                     $ 225,183        $ 111,248
                                                     =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Notes payable .............................       $   5,599        $   6,999
   Current maturities of long-term debt ......             647            1,467
   Accounts payable ..........................          27,665           12,247
   Accrued expenses ..........................          26,871           12,481
   Accrued income taxes ......................           9,107            4,332
                                                     ---------        ---------
      Total current liabilities ..............          69,889           37,526

Long-Term Debt ...............................          90,624           17,512
Deferred Income Taxes ........................             934            1,890
Other Long-Term Liabilities ..................           1,122              982

Shareholders' Equity
   Preferred shares without par value,
      authorized 1,000,000 shares,
      none issued ............................           -----            -----
   Common shares without par value,
      authorized 15,000,000 shares, issued
      5,794,026 and 5,786,906 shares,
      respectively ...........................          30,536           30,449
      503,927 Treasury shares at cost ........          (7,962)          (7,962)
   Retained earnings .........................          39,259           29,333
   Foreign currency translation adjustment ...             781            1,518
                                                     ---------        ---------
          Total shareholders' equity .........          62,614           53,338
                                                     ---------        ---------
                                                     $ 225,183        $ 111,248
                                                     =========        =========


See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             (in thousands, except
                                 per share data)
                                   (unaudited)

                                        Three Months Ended          Nine Months Ended
                                              June 30,                    June 30,
                                       ----------------------      ----------------------
                                         1997          1996          1997          1996
                                       --------      --------      --------      --------
Net sales .......................      $100,427      $ 59,359      $195,750      $149,074

Cost of sales ...................        70,594        41,480       138,744       105,716
                                       --------      --------      --------      --------
    Gross profit ................        29,833        17,879        57,006        43,358

Operating expenses ..............        18,018        10,503        38,288        29,183
                                       --------      --------      --------      --------
    Income from operations ......        11,815         7,376        18,718        14,175

Interest and other expense ......         1,963           832         3,448         1,991
                                       --------      --------      --------      --------
Income before income taxes ......         9,852         6,544        15,270        12,184

Provision for income taxes ......         3,448         2,356         5,344         4,386
                                       --------      --------      --------      --------
Income from continuing operations         6,404         4,188         9,926         7,798

Income from discontinued
    operations ..................          --             175          --             152
                                       --------      --------      --------      --------
    Net income ..................      $  6,404      $  4,363      $  9,926      $  7,950
                                       ========      ========      ========      ========


Average shares and common share
    equivalents outstanding .....         6,372         6,593         6,329         6,648


Primary Earnings Per Share

    Continuing operations.......       $   1.01      $    .64      $   1.57      $   1.17
    Net income..................       $   1.01      $    .66      $   1.57      $   1.20




See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                  (unaudited)

                                                             Nine Months Ended
                                                                 June 30,
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------
Cash Flows from Operating Activities
    Net income .....................................      $  9,926       $  7,950
    Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation and amortization ..................         4,730          4,635
    Other ..........................................           191           (129)
   Change in operating assets and liabilities
     Accounts receivable ...........................        (5,042)       (15,125)
     Inventories ...................................        (3,891)        (4,821)
     Prepayments and other assets ..................          (693)         1,282
     Accounts payable ..............................         2,613          8,748
     Accrued expenses ..............................        (1,475)           795
     Accrued and deferred income taxes .............         3,440          3,129
     Other assets, net .............................          (990)        (1,262)
                                                          --------       --------
           Net cash provided by operating activities         8,809          5,202
                                                          --------       --------
Cash Flows from Investing Activities
    Additions to property, plant and
        equipment ..................................       (10,073)        (4,359)
    Business acquisitions ..........................       (69,830)          (936)
   Proceeds from the sale of business unit .........         5,443           --
                                                          --------       --------
        Net cash used in investing activities ......       (74,460)        (5,295)
                                                          --------       --------

Cash Flows from Financing Activities
    Net proceeds from long term debt ...............        70,924         (2,346)
    Increase (decrease) in notes payable ...........        (1,047)           931
    Treasury stock acquired ........................          --           (2,184)
    Proceeds from exercise of stock options ........            87             87
                                                          --------       --------
        Net cash provided by (used in) financing
        activities .................................        69,964         (3,512)
                                                          --------       --------
Net increase (decrease)in cash and cash equivalents          4,313         (3,605)

Cash and Cash Equivalents
  Beginning of year ................................         2,620          3,870
                                                          --------       --------
  End of year ......................................      $  6,933       $    265
                                                          ========       ========

Supplemental Cash Flow Information

   Interest paid ...................................      $  2,708       $  2,087
                                                          ========       ========
   Taxes Paid ......................................      $  1,705       $   --
                                                          ========       ========



See notes to condensed consolidated financial statements.

                    ESSEF CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Essef Corporation and subsidiaries (the "Company") as of June 30, 1997, and the results of their operations for the three month and nine month periods ended June 30, 1997 and 1996 and their cash flows for the nine month periods ended June 30, 1997 and 1996.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1996. The results of operations for the three month and nine month periods ended June 30, 1997, may not necessarily be indicative of the operating results for the full year.

(2)  Inventories

     Inventories are valued as follows:
        (Dollars in thousands)                 June 30,     September 30,
                                                 1997           1996
                                              -----------   -------------
                                              (unaudited)     (audited)
        FIFO COST
          Raw materials .................      $ 18,700       $ 10,023
          Work-in-process ...............         3,749          2,266
          Finished goods ................        18,131          8,529
                                               --------       --------
                                                 40,580         20,818
            Excess of FIFO over LIFO cost        (1,525)        (1,373)
                                               --------       --------
               Net Inventories ..........      $ 39,055       $ 19,445
                                               ========       ========

(3)  Notes Payable and Long-Term Debt

     The Company's European subsidiaries have lines of credit of approximately $15,000,000 available for working capital of whic h $3,591,000 and $ 3,249,000 was outstanding as of June 30, 1 997 and September 30, 1996, respectively. At June 30, 1997, interest was at rates ranging from 3.50% to 10.375%. In addition, a demand note payable of $2,008,000 and $3,750,000 relating to an acquisition was outstanding as of June 30, 1997 and September 30, 1996, respectively, with an effective interest rate of 6.0%.

     On May 1, 1997, the Company terminated its existing bank loans and obtained, through a new bank group, an unsecured $135,000,000 multi-currency revolving loan facility. This loan matures April 30, 2002 and may be extended in one year increments with the approval of the bank group. The facility includes commitment reductions at specified dates and for events throughout the term of the loan, however, the loan facility does not reduce below $100,000,000. Interest rates are based on increments over the lead bank's base lending or LIBOR (or its foreign currency equivalent) lending rate. As of June 30, 1997, the interest rate was 6.8125%.

     As of June 30, 1997, the Company was in compliance with all of its covenants under its credit facilities.

Long-term debt consists of the following:
                                          June 30,     September 30,
                                            1997           1996
                                         ----------    -------------
          (Dollars in thousands)         (unaudited)    (audited)
             Term loan .............      $   --         $  6,428
             Revolving loan ........        90,000         12,425
             Other .................         1,271            126
                                          --------       --------
                                            91,271         18,979
             Less current maturities          (647)        (1,467)
                                          --------       --------
             Long-term debt ........      $ 90,624       $ 17,512
                                          ========       ========

(4)  Hobson Brothers Aluminium Foundry and Mould Works, Inc. Sale

     The Company completed its divestiture of its subsidiary Hobson Brothers Aluminium Foundry and Mould Works, Inc. on January 7, 1997. The subsidiary has been designated as a discontinued operation in the financial statements. No material gain or loss was recognized on the sale.

(5)  Stock Dividend

     On January 23, 1997, the Board of Directors declared a 10% stock dividend which was distributed on February 28, 1997 to shareholders of record on February 7, 1997. The condensed consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.


(6)  General Aquatics, Inc. Acquisition

     On May 1, 1997, the Company acquired certain assets and assumed certain liabilities of privately held General Aquatics, Inc. for $68,550,000 and the assumption of $8,081,000 in working capital debt. General Aquatic s, with revenues of approximately $166,000,000 for the year ended December 31, 1996, is a major manufacturer of swimming pool equipme nt and accessories and is the largest swimming pool sales and installation company in the United States. The acquisition has been accounted for as a purchase, and thus, the purchase price has been allocated to the assets and liabilities acquired based on their estimated fair value as of the date of acquisition. The results of operations have been included in the Company's results since the date of acquisition, May 1, 1997. The cost in excess of net assets acquired is being amortized on a straight line basis over forty years.

     The following unaudited proforma combined results of operations give effect to the acquisition as though it was completed at the beginning of each period shown. The proforma information has been presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the earliest period presented, or of results which may occur in the future.

                               Three Months Ended          Nine Months Ended
                                     June 30                   June 30
                                   (Unaudited)               (Unaudited)
                               1997          1996          1997         1996
                             --------      --------      --------      --------
     Net Sales               $120,578      $119,402      $284,191      $269,412

     Net Income              $  7,129      $  7,017      $  7,342      $  3,536

     Earnings per Share      $   1.13      $   1.06      $   1.16      $   0.53

(7)  Subsequent Events

     On July 23, 1997, the Company announced it will close its Pac- Fab plant in the City of Industry, California. The plant closure is expected to result in an extraordinary charge of approximately $3,500,000($2,300,000 after tax, or $0.35 per share) in the fourth quarter of fiscal 1997.

     On August 7, 1997, the Board of Directors approved a 2-for-1 stock split to be distributed on September 9, 1997 to shareholders of record on August 22, 1997. The condensed consolidated financial statements have not been restated to reflect the number of shares outstanding following the split.

(8)  Litigation

     There has been no material change to the status of the litigation disclosed in note 14 of the Company's 1996 Annual Report to Shareholders.


(9)  New Accounting Pronouncements

     In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS N o. 131 "Disclosures about Segments of an Enterprise and Related In formation." SFAS No. 130 requires that an enterprise classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company will adopt these statements for the Company's report on Form 10-K for the year ended September 30, 1999. The Company does not expect that the adoption of these pr onouncements will have a material effect on the Company's financial position or results of operations.

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

              THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH
                     THREE MONTHS ENDED JUNE 30, 1996

Net sales of $100,427,000 increased 69.2% over 1996 net sales of $59,359,000. Sales growth was 9.4% in the water treatment segment which resulted from expansion into new markets and new product lines. Swimming pool and spa equipment segment sales increased by 28.5% which was entirely attributable to the addition of the equipment businesses acquired as part of the General Aquatics acquisition on May 1, 1997. The wet and cold spring weather conditions throughout the U.S., though, resulted in sales declines in the pool equipment businesses of approximately 4% compared with the same period last year. The pool sales and installation segment, acquired with General Aquatics, represented approximately 70% of the total sales growth for the quarter. The Company's global expansion strategy and improving conditions in Europe resulted in an increase of 9.1% in sales by the Company's foreign operations over the same period last year.

Cost of sales increased from 69.9% to 70.3% of net sales for the third quarter while operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales increased from 17.7% to 17.9% for the third quarter. Both increases were attributable to the different cost structures of the acquired businesses.

Interest and other expense increased by $1,131,000 over the same period last year. The increase is attributable to increased borrowings which were used to finance the acquisition of General Aquatics and increased amortization expense arising from the acquisition.

The Company's effective tax rate of 35% was lower than the 1996 rate of 36% due to the impact of foreign taxes.

The above items resulted in net income of $6,404,000 in 1997 up 46.7% compared to $4,363,000 in 1996, and an increase in earnings per share up 53% from $.66 in 1996 to $1.01 in 1997.

              NINE MONTHS ENDED JUNE 30, 1997 COMPARED WITH
                     NINE MONTHS ENDED JUNE 30, 1996

Net sales for the first nine months of $195,750,000 increased 31.3% over 1996 net sales of $149,074,000. Excluding the effect of the acquisition, net sales increased 4.3% over the same period last year. This growth is primarily attributable to the water treatment business due to expansion into new markets and new product lines, while the swimming pool and spa equipment business is essentially flat due to the generally poor weather conditions throughout the U.S.. Sales by the Company's foreign operations increased 3.4% over the same period last year which represents steady progress in the Company's business building activities offset in part by a very soft European market.

Cost of sales remained constant at 70.9% of net sales for the nine months. Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales, also remained constant at 19.6% for the nine months.

Interest and other expense increased $1,457,000 over the same period last year. The increase was attributable to increased borrowings which were used to finance the acquisition of General Aquatics and increased amortization expense arising from the acquisition.

The Company's effective tax rate of 35% was lower than the 1996 rate of 36% due to the impact of foreign taxes.

The above items resulted in net income of $9,926,000 in 1997 up 24.9% compared to $7,950,000 in 1996 and an increase in earnings per share up 30.8% from $1.20 in 1996 to $1.57 in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $27,675,000 at June 30, 1997 compared to $15,201,000 at September 30, 1996, and the ratio of current assets to current liabilities decreased slightly to 1.40 to 1.00 from 1.41 to 1.00. Of the increase in working capital $6,400,000 is attributable to the acquisition of General Aquatics with the balance due to changes in accounts receivable, inventory and accounts payable which reflect normal seasonal working capital changes.

Capital expenditures for fiscal 1997 totaled $10,073,000 compared to $4,658,000 for the same period last year, and were funded from cash flows from operations. The increase in capital expenditures relates primarily to construction of a manufacturing plant in Goa, India as part of the Company's global expansion strategy and expansion of a plant in Chardon, Ohio, to increase capacity.

The Company is involved in various claims and lawsuits incidental to its business, including product liability claims which are covered by insurance. Although the Company believes that its reserves are adequate, a significant increase in the aggregate amount of claims could have an adverse effect on the deductible level or upon the Company's ability to obtain product liability coverage for certain product lines. Management is addresses the matter in various ways and is reasonably confident, but cannot guarantee, that the situation will be managed with no material adverse impact on the Company.

On May 1, 1997, the Company terminated its existing bank loans and obtained, through a new bank group, an unsecured $135,000,000 multi-currency revolving loan facility. The proceeds from the new loan were used to repay the existing loans and to finance the acquisition of General Aquatics. The new loan matures April 30, 2002 and may be extended in one year increments with the approval of the bank group. The facility includes commitment reductions at specified dates and for events throughout the term of the loan, however, the commitment does not reduce below $100,000,000. The Company believes it has adequate sources of funds to meet its needs.

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

         (a)  Exhibits

              11                  Computation of Per Share Earnings

              13                  Independent Public Accountants'
                                  Review Report

              15                  Independent Public Accountants'
                                  Awareness Letter

              27                  Financial Data Schedule

         (b)  Form 8-K

              The following reports filed on Form 8-K are incorporated by reference.

              Filed 5/15/97
              -------------

              Asset Purchase Agreement among GM Acquisition Corp., General Aquatics Corporation, General Aquatics, Inc., Anthony and Sylvan Pools, Inc., KDI American Products, Inc. and KDI Paragon, Inc. dated as of March 24, 1997.

              Filed 7/15/97
              -------------

              First amendment to 8-K filing dated May 15, 1997. Amendment required to include financial statements and proforma financial information required pursuant to Item 7 of this report which were omitted from the original report.

                                Essef Corporation
                                    Form 10Q

                  For the Quarter Ended June 30, 1997

                       Exhibit Volume - Table of Contents

       Exhibits filed with and sequentially numbered as part of the report

                                                          Sequential
                                                          number of
Exhibit                                                    page of
Number    Exhibit Description                            full report
------    -------------------                            -----------
11        Computation of Per Share Earnings                   15

13        Independent Public Accountants' Review
          Report                                              16

15        Independent Public Accountants' Awareness
          Letter                                              17

27        Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ESSEF Corporation
                                 (Registrant)

                                 /s/ Thomas B. Waldin
                                 --------------------------------------
                                 Thomas B. Waldin
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

                                 /s/ Stuart D. Neidus
                                 --------------------------------------
                                 Stuart D. Neidus
                                 Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Accounting Officer)

Date: August 14, 1997