Form 10-K405
period 1997-09-30
ESSEF CORP
filed 1997-12-23
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (Fee Required)

For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

        For the transition period from                to

                          Commission File No. 0-15902

                               ESSEF CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      Ohio
             ------------------------------------------------------
                            STATE OF INCORPORATION)

                         220 Park Drive, Chardon, Ohio
             ------------------------------------------------------
                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   34-0777631
             ------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                     44024
             ------------------------------------------------------
                                   (ZIP CODE)

       Registrant's telephone number, including area code: (440) 286-2200

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None

              TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------------------------------------------------------
                Common Shares,                 The Company's common stock trades on The Nasdaq
                 No Par Value.                       Stock Market under the symbol ESSF.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on December 12, 1997 was $96,074,643

     Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

                     CLASS                            OUTSTANDING AT DECEMBER 12, 1997
----------------------------------------------------------------------------------------------
Common Shares, no par value....................                10,594,406 Shares

Portions of the following documents are incorporated by reference:

(1) 1997 Annual Report to Shareholders Part II

(2) Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 29, 1998 Part III

     The sequential page in this Report where the Exhibit Index appears is 15.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                          BEGINS
                                                                                            ON
                                                                                           PAGE
                                                                                          ------
Item 1      Business....................................................................     3
Item 2      Properties..................................................................     7
Item 3      Legal Proceedings...........................................................     8
Item 4      Submission of Matters to a Vote of Security Holders.........................     9

                                                                                          PART II
Item 5      Market for the Registrant's Common Equity and Related
            Shareholders' Matters.......................................................     9
Item 6      Selected Financial Data.....................................................     9
Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................................     9
Item 8      Financial Statements and Supplementary Data.................................     9
Item 9      Disagreements on Accounting and Financial Disclosure........................     9

                                                                                          PART III
Item 10     Directors and Executive Officers of the Registrant..........................     9
Item 11     Executive Compensation......................................................    10
Item 12     Security Ownership of Certain Beneficial Owners and
            Management..................................................................    10
Item 13     Certain Relationships and Related Transactions..............................    10

                                                                                          PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on
            Form 8-K....................................................................    11

                                     PART I

ITEM 1.  BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS.

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

     In 1995, the Company acquired Advanced Structures, Inc., a manufacturer of pressure vessels and other components for the treatment of water; acquired Euroimpex Srl in Milan, Italy, a manufacturer of pressure vessels and other components for the treatment of water; and acquired Compool Corporation, a manufacturer of electronic controls and valves for swimming pools and spas.

     In 1996, the Company formed Structural India Private, Ltd. which during 1997 built a plant in Goa, India to manufacture pressure vessels for sale in India, Asia, Europe and the U.S.

     In 1997, the Company acquired certain assets and assumed certain liabilities of General Aquatics, Inc. General Aquatics consisted of three business units: American Products, Paragon and Anthony & Sylvan Pools. American Products and Paragon design and manufacture swimming pool and spa equipment for the residential, commercial, institutional and municipal markets and have been integrated into the Company's Swimming Pool and Spa Equipment Segment. Anthony & Sylvan is the largest in-ground residential swimming pool sales and installation business in the United States and now comprises a new, and the third segment of the Company, the Swimming Pool Sales and Installation Segment. Also, in 1997 the Company acquired selected assets of Stark Aquatics, a manufacturer of large composite filter systems for application in commercial pools, waterparks and aquariums. The assets of Stark were merged with Paragon to form Paragon Aquatics.

     The Company disposed of its Hobson Brothers Aluminum Foundry and Moldworks, Inc. subsidiary in 1997.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     [For financial information about industry segments in which the Company operates, see Item 8 Financial Statements and Supplementary Data; Note 11:
Business Segment Information under Notes to Consolidated Financial Statements.]

     (c) NARRATIVE DESCRIPTION OF BUSINESS.

     The Company operates in three industry segments: Water Treatment and Systems Equipment; Swimming Pool and Spa Equipment; and Swimming Pool Sales and Installation. The Water Treatment and Systems Equipment Segment manufactures products for moving, storing and treating water in residential, commercial, industrial and municipal water supply systems. The Swimming Pool and Spa Equipment Segment manufactures pumps, filters, heaters, controls, valves, lights and other components for swimming pools and spas. Geographically, the operations of the two previously described segments are located principally in the United States, Europe and most recently India. The Swimming Pool Sales and Installation Segment installs concrete in-ground residential swimming pools in most major markets in the United States. Following is a description of each of the three segments:

WATER TREATMENT AND SYSTEMS EQUIPMENT INDUSTRY SEGMENT

     PRINCIPAL PRODUCTS

     The Company manufactures and distributes fiberglass reinforced plastic pressure vessels for the treatment, storage and delivery of water for residential, commercial, industrial and municipal use. The Company produces two companion lines of vessels, distinguishable by design and method of construction but not by purpose or function, for sale to both the water treatment equipment and water systems equipment markets of this industry segment. The vessels comprising what has become known as the FRP product line (an acronym for fiberglass reinforced plastic) are integrally cast of a matrix of thermosetting resin and randomly laid chopped fiberglass reinforcing filaments. By contrast, the vessels comprising the newer polyglass (PolyGlass(TM)) product line are either blow-molded or rotationally cast of thermoplastic resins and then reinforced by a patterned winding of continuous fiberglass filaments. The Company also manufactures composite pressure vessel housings for industrial and municipal reverse osmosis membrane systems using a form of the aforementioned fiberglass filament winding process.

     Also, within this segment, the Company's ENPAC business unit manufactures engineered plastic vessels and related accessory products for spill prevention, secondary containment and regulated transport of industrial and environmentally hazardous waste materials.

    [For information relating to sales of the Water Treatment and Systems Equipment Segment, see Item 8 Financial Statements and Supplementary Data;
    Note 11: Business Segment Information under Notes to Consolidated Financial Statements.]

     CUSTOMERS AND DISTRIBUTION

     The Company sells water treatment products to major original equipment manufacturers (OEMs) in the United States, Canada, Europe, Asia and other international markets through salaried sales personnel and commissioned sales representatives. It sells water systems products through both salaried sales personnel and commissioned sales representatives to plumbing wholesalers and well system supply houses primarily in the United States and Canada. The Company sells environmental systems products, containers and related plastic products primarily through distributors located principally in the United States and Europe.

     COMPETITION

     The Company's major United States competitor in the manufacture of pressure vessels is Park International, Inc. The Company has several competitors in Europe. The Company competes both domestically and in Europe on the basis of its extensive product line, quality and service.

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

     The Company is one of several manufacturers of composite pressure vessel housings. The Company competes on the basis of quality and an extensive product line.

     The Company is one of several manufacturers supplying products and vessels, the majority of which in this industry are steel, for spill prevention and secondary containment of environmentally hazardous waste materials. The Company competes on the basis of quality and an innovative product line.

SWIMMING POOL AND SPA EQUIPMENT INDUSTRY SEGMENT

     PRINCIPAL PRODUCTS

     The Company manufactures and sells a complete line of filters, heaters, pumps, white goods, electronic controls, valves and other accessories for swimming pools and spas under the Purex-Triton(TM), American(TM) and Compool(TM) names. It is also a leading manufacturer of underwater lighting under the Amer-Lite(TM), Aqua-Light(TM), Aqua-Lumin(TM), Fiberworks(TM) and Spa-Brite(TM) names.

     The filters come in a range of sizes and materials to satisfy consumer needs. The filter media is either sand, diatomaceous earth, or cartridge. Pumps are made in a range of sizes from 1/2 to 25 horsepower and are configured for high flow or high pressure. The heaters are gas or propane and are available with electronic or pilot light ignition. White goods consist of skimmers, main drains, and fittings which come in a variety of configurations and sizes. Lights are provided in a variety of wattage's, bulb type and cord length, as well as fiber-optics.

In 1997, the acquisitions of Paragon and selected assets of Stark Aquatics broadened the Company's offering to the commercial and institutional swimming pool market. Paragon designs swimming pool deck and underwater hardware and fixtures and equipment for commercial, institutional and municipal swimming pools including diving towers, starting platforms, lifeguard chairs, pool railings and underwater windows. Stark, which was integrated with Paragon, manufactures large composite filter systems for commercial pools, water parks and aquariums.

    [For information relating to sales of the Swimming Pool and Spa Equipment Segment, see Item 8 Financial Statements and Supplementary Data Note 11:
    Business Segments Information under Notes to Consolidated Financial Statements.]

     CUSTOMERS AND DISTRIBUTION

     In the swimming pool market, the Company sells its products primarily to distributors. Sales of spa products and jetted tub pumps are made primarily to OEMs and the balance to distributors. The Company maintains a field sales organization made up of salaried territory managers and commissioned sales groups, each of whom is assigned to and based in a geographic region to service customer accounts and develop business within that particular region throughout the United States and Canada. One of its customers, South Central Pools Supply, Inc. with which the Company has a long standing relationship, constitutes more than 10% of the Company's total revenues.

     COMPETITION

     There are a number of competitors in the Swimming Pool and Spa Equipment market, one of which Hayward Industries, Inc., is considered by the Company to be its major competitor. The Company is a market leader in sales of in-ground and above-ground pool filters, pumps, heaters, underwater lights, controls and valves. The Company competes in these markets by offering a wide variety of innovative and high quality products which are competitively priced. Its existing distribution channels and reputation for quality also contribute to its continuing market penetration.

SWIMMING POOL SALES AND INSTALLATION SEGMENT

     PRINCIPAL PRODUCTS

     The Company designs, sells and installs a broad range of in-ground concrete swimming pools under the Anthony & Sylvan name. The Company focuses on high-quality, innovative swimming pools tailored to each customer's specifications. The Company has 31 showrooms, serving most of the major United States swimming pool markets. Seventeen of these showrooms have adjacent retail outlets which offer a complete line of complementary products, from necessities such as heaters, filters, lights and chemicals, to the extras such as floatation devices and water sports accessories. The Company also has a growing pool renovation and modernization business.

    [For information relating to sales of the Swimming Pool Sales and Installation Segment, see Item 8 Financial Statements and Supplementary Data
    Note 11: Business Segments Information under Notes to Consolidated Financial Statements.]

     CUSTOMERS AND DISTRIBUTION

     The Company is the largest concrete in-ground residential swimming pool sales and installation business in the United States. The Company is headquartered in Doylestown, PA and has 31 showrooms, which serve most of the major markets in the U.S. The Company employs over 180 trained sales consultants who interpret and design a pool owner's individual specifications. The pool renovation and modernization business has been fostered by relationships built over the years.

     COMPETITION

     The Company competes with a large number of single location businesses and a few regional swimming pool installation businesses in each of the markets it serves. It competes on the basis of its reputation for having "over 50 years of experience", customer service and the quality of its finished product.

     SOURCES AND AVAILABILITY OF RAW MATERIALS -- ALL INDUSTRY SEGMENTS

     The principal materials used in the Water Treatment and Systems Equipment and Swimming Pool and Spa Equipment Segments of the Company's business are fiberglass, plastic resins, steel and motors. The principal materials used in the Swimming Pool Sales and Installation Segment are gunite and concrete. The Company has alternate sources for all of its principal materials and is not dependent on any single supplier. The Company has alternate sources for substantially all other materials required in its production processes.

     BACKLOG

     As of September 30, 1997 and September 30, 1996, the Water Treatment and Systems Equipment and the Swimming Pool and Spa Equipment Segments had a backlog of orders believed by it to be firm of approximately $12,525,000 and $8,151,000, respectively. The Company expects the backlog as of September 30, 1997 to be delivered in fiscal 1998. Additionally, as of September 30, 1997, the Company had approximately $20,000,000 of contracts for swimming pool installations which had not been started, which it believes based on past experience will be completed in 1998.

     SEASONALITY AND WORKING CAPITAL

     The Swimming Pool and Spa Equipment Segment experiences the greatest demand for its products during the second and third quarters of each fiscal year, when it will fill approximately 60% of its distributors' orders. During this period, its distributors increase their inventories in order to meet the peak demand for swimming pool equipment which occurs in the spring and early summer months. The Company's peak demand for working capital also occurs during the second and third quarters. In addition to the strong demand it experiences, the Swimming Pool and Spa Equipment Segment offers its customers extended terms during this period, thereby decreasing cash flow from operations. The Company expects its working capital requirements to continue to fluctuate on a seasonal basis and to be financed both from its revolving credit facility and from operations. The affect of the seasonality and working capital demands on the Company related to the Swimming Pool and Spa Equipment Segment increased in 1997 as a result of the acquisition of American Products in the General Aquatics transaction.

     The Company's operating results also became more seasonal with the acquisition of Anthony & Sylvan Pools in the General Aquatics transaction. Anthony & Sylvan Pools, which comprises the Swimming Pool Sales and Installation Segment experiences the greatest demand for pool installations during the third and fourth quarters of the fiscal year. During this period it recognizes approximately 65% of its annual revenues as this is the time of the year that most of its customers desire to have a swimming pool installed.

     ENGINEERING AND DEVELOPMENT

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

    [For expenditures on engineering and development see Item 8 Financial Statements and Supplementary Data; Consolidated Statements of
    Income -- Essef and Subsidiaries For The Years Ended September 30, 1997, 1996 and 1995; line item Engineering and development.]

     PATENTS AND TRADEMARKS

     The Company owns various trademarks, trade names and logos, the most important of which are Anthony & Sylvan(TM), Where America Swims(TM), Amer-Lite(TM), Challenger(TM), Codeline(TM), Compool(TM), Comptec(TM), Fiberworks(TM), MiniMax(TM), Nautilus(R), PolyGlass(TM), Purex(TM), Purex-Triton(TM), Titan(TM), Triton(R), Ultra-Flow(TM), WellMate(TM), and WhisperFlo(TM). The Company owns a number of patents covering various aspects of its products and manufacturing processes. Although the Company believes its patents, trademarks, trade names and logos enhance its competitive position and the name recognition of its products, the Company relies more on its reputation for quality and its relationship with customers for the maintenance and growth of its business.

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

     EMPLOYEES

     At September 30, 1997, the Company employed approximately 2,100 persons, of whom approximately 900 are salaried managerial, administrative and supervisory personnel. The balance are hourly personnel.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES.

     [For financial information about foreign and domestic operations and export sales see item 8 Financial Statements and Supplementary Data; NOTE 11: Business Segment Information under Notes to Consolidated Financial statements.]

ITEM 2.  PROPERTIES.

     The Company's headquarters are in Chardon, Ohio, in offices contiguous to the divisions operating there.

     The Company conducts its manufacturing, accounting, purchasing, marketing and engineering operations at nine facilities in the United States, one in India, one in Belgium, two in Italy and one in the U.K. Anthony & Sylvan also has 30 satellite showroom offices (one owned and 29 leased) in the U.S. Given the relative small size and large number of these satellite offices, detail of these facilities has not been shown below. In addition the Company has a facility located in the U.S. which it has classified as real estate held for sale in its financial statements. The table below summarizes certain information with respect to the principal facilities.

                         APPROXIMATE
                         ACREAGE AND
      LOCATION         SQUARE FOOTAGE     STATUS                        PRODUCTS
---------------------  ---------------    -------    ----------------------------------------------
Chardon, OH             284,000 sq.ft.     Owned     Manufacture of watertreatment and systems
                                                     equipment; Corporate Headquarters.
Sanford, NC             243,200 sq.ft.     Owned     Manufacture and warehousing of swimming pool
                                                     and spa equipment
Sunrise, FL               1,250 sq.ft.    Leased     South America sales office for swimming pool
                                                     and spa equipment

                         APPROXIMATE
                         ACREAGE AND
      LOCATION         SQUARE FOOTAGE     STATUS                        PRODUCTS
---------------------  ---------------    -------    ----------------------------------------------
Moorpark, CA            225,000 sq.ft.    Leased     Manufacture and ware-housing of swimming pool
                                                     and spa equipment
Eastlake, OH             59,500 sq.ft.    Leased     Manufacture of hazardous waste containers and
                                                     related products
LaGrangeville, NY        31,000 sq.ft.    Leased     Manufacture of swimming pool deck and hardware
                                                     fixtures and fittings.
Herentals, Belgium      116,400 sq.ft.     Owned     Manufacture of water treatment and systems
                                                     equipment, and swimming pool and spa equipment
Escondido, CA            64,000 sq.ft.    Leased     Manufacture of composite pressure vessel
                                                     housings
Gloucester, U.K.            250 sq.ft.    Leased     European sales office for composite pressure
                                                     vessel housings
Milan, Italy             19,375 sq.ft.    Leased     Manufacture of pressure vessels and other
                                                     products for water treatment
Milan, Italy             25,900 sq.ft.    Leased     Manufacture of pressure vessels and other
                                                     products for water treatment
Mountain View, CA        16,600 sq.ft.    Leased     Manufacture of electronic controls and valves
                                                     for swimming pools and spas
Daytona Beach, FL       147,000 sq.ft.     Owned     Real estate held for sale.
Goa, India               80,000 sq.ft.     Owned     Manufacture of pressure vessels and other
                                                     products for water treatment
Doylestown, PA           44,000 sq.ft.     Owned     Showroom, equipment and storage for sales and
                                                     installation of swimming pools.

     The Company considers all of its properties, both owned and leased, together with the related machinery and equipment contained therein to be well maintained, in good operating condition, and suitable and adequate for its present and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS.

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

     Twenty-eight lawsuits have been brought against the Company before the United States District Court for the Southern District of New York, including a class action on behalf of passengers, various individual passenger actions, and claims by Celebrity Cruises, Inc. ("Celebrity"), concerning alleged exposure by passengers to Legionnaire's bacteria aboard the cruise ship M/V Horizon, a ship operated by Celebrity. The claims against the Company generally are based on allegations that the Company designed, manufactured, and marketed sand filters that were installed in a spa on the Horizon and allegations that the spa contained bacteria that infected certain passengers on cruises from December, 1993 through July, 1994. Claims have also been asserted against Celebrity, Fantasia Cruising, Inc. (the ship's owner), the German company that designed the spa, and several companies that designed, manufactured and marketed other component parts of the spa. Although the aggregate claims against the Company and the other defendants exceed $200 million, management believes the Company has meritorious defenses. While the outcome of this matter cannot be predicted with certainty, based on information presently available, the Company does not believe that this matter will have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company intends to vigorously defend these matters.

     Additionally, certain other claims, suits and complaints arising in the ordinary course of business have also been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company also believes that it has insurance coverage available, subject to self-insured retentions, for a substantial portion of the cost of the aforementioned claims, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS.

     Essef Corporation Common Shares are listed in the NASDAQ Stock Market under the symbol ESSF. At November 21, 1997, 10,592,368 outstanding common shares were held by 305 shareholders of record. There were no cash dividends declared or paid for the year ended September 30, 1997 as the company continued its policy of retaining earnings and cash for future expansion of the business. For information on the market price range see page 13 of Essef's 1997 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing [1997 Annual Report to Shareholders].

ITEM 6.  SELECTED FINANCIAL DATA.

     Information with respect to selected financial data for each of the last five fiscal years contained on pages 12 and 13 of Essef's 1997 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [1997 Annual Report to Shareholders].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Management's discussion and analysis of financial condition and results of operations contained on pages 14 and 15 of Essef's 1997 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [1997 Annual Report to Shareholders].

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and accompanying notes of Essef and its subsidiaries contained on pages 16 through 27, inclusive of Essef's 1997 Annual Report to Shareholders, together with the report of Independent Public Accountants relating thereto contained on page 28 thereof, and the unaudited quarterly financial data under the heading "Quarterly Financial Information" on page 13 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [1997 Annual Report to Shareholders].

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) IDENTIFICATION OF DIRECTORS

     [For identity of directors including age, business experience, positions held and other relevant information see Essef Corporation -- Proxy
Statement -- December 19, 1997; (definitive proxy statement filed with the

Commission pursuant to Regulation 14A) under the headings DIRECTORS, on pages 3-4 and DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 5; incorporated herein by this reference].

     (b) IDENTIFICATION OF EXECUTIVE OFFICERS

     The persons named below are the executive officers of the Company at the date hereof.

             NAME             AGE                             POSITION
---------------------------------     --------------------------------------------------------
Thomas B. Waldin              55      President and Chief Executive Officer, Director
Douglas J. Brittelle          50      Executive Vice President
Stuart D. Neidus              46      Executive Vice President and Chief Financial Officer
Gerald C. Hornick             64      Vice President and Assistant Treasurer

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

     Douglas J. Brittelle has been an Executive Vice President since April 1, 1997 and has served as President of Pac-Fab, Inc. since January 3, 1995. Prior to that, from 1971 to 1994 he served in various positions with General Electric, most recently, he served as General Manager of G.E.'s Apparatus Service Business headquartered in Schenectady, New York. Prior to that, he was General Manager of G.E.'s Transformer Business headquartered in Hickory, North Carolina from 1983 to 1992.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     [For information relating to compensation of executive officers and directors see Essef Corporation -- Proxy Statement -- December 19, 1997; under the headings DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 5, and EXECUTIVE COMPENSATION on page 6; incorporated herein by this reference].

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     [For information relating to security ownership of certain beneficial owners and management see Essef Corporation -- Proxy Statement -- December 19, 1997; under the heading BENEFICIAL OWNERSHIP OF SHARESappearing on pages 14-16; incorporated herein by this reference].

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     [For information regarding related transactions see Essef Corporation -Proxy Statement -- December 19, 1997; under the heading BENEFICIAL OWNERSHIP OF SHARES on pages 14-16; incorporated herein by this reference].

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

          (1) The following consolidated financial statements of Essef Corporation and Subsidiaries, together with the independent auditors' report relating thereto, contained on pages 14 through 28, inclusive of Essef's 1997 Annual Report to its shareholders, and the unaudited quarterly financial data set forth under the heading "Quarterly Financial Information" on page 13 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [1997 Annual Report to Shareholders].

        Consolidated Balance Sheets at September 30, 1997 and 1996

        Consolidated Statements of Income for the years ended September 30, 1997, 1996 and 1995

        Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995

        Consolidated Statement of Cash Flows for the years ended September 30, 1997, 1996 and 1995

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

          (3) Exhibits Required to be Filed by Item 601 of Regulation S-K

CURRENT
FORM 10-K

                                                 DOCUMENT/DATA
EXHIBIT NUMBER                                      REQUIRED
--------------   ------------------------------------------------------------------------------
      3.1        Second Amended Articles of Incorporation effective May 8, 1987. (Reference is made to Exhibit 3.1 to the report on Form 10K for the year ended September 30,
                 1993, which exhibit is herein incorporated by reference)
      3.2        Code of Regulations as Amended January 30, 1992. (Reference is made to Exhibit
                 3.2 to the report on Form 10K for the year ended September 30, 1993, which exhibit is herein incorporated by reference)
      4.1        Articles 4 and 5 of Second Amended Articles of Incorporation effective May 8,
                 1987 (See 3.1 above)
     10.1        1987 Employees' Stock Option Plan. (Reference is made to Exhibit 10.1 to the report on Form 10K for the year ended September 30, 1994, which exhibit is herein incorporated by reference)
     10.2        Deferred Compensation Plan as amended September 29, 1989. (Reference is made to Exhibit 10.2 to the report on form 10-K for the year ended September 30,
                 1989, which exhibit is herein incorporated by reference)
     10.3        Trust Agreement for Essef Corporation Employees' Retirement Plan and Trust
                 (October 1, 1995 Restatement).(Reference is made to Exhibit 10.13 to the report on form 10-K for the year ended September 30, 1996, which exhibit is herein incorporated by reference)
     10.4        Employment Agreement -- Thomas B. Waldin, Chief Executive Officer. (Reference
                 is made to Exhibit 10.7 to the report on form 10-K for the year ended
                 September 30, 1990, which exhibit is herein incorporated by reference)

                                                 DOCUMENT/DATA
EXHIBIT NUMBER                                      REQUIRED
--------------   ------------------------------------------------------------------------------
     10.5        First Amendment to Employment Agreement -- Thomas B. Waldin, Chief Executive
                 Officer.(Reference is made to Exhibit 10.9 to the report on form 10K for the year ended September 30, 1994, which exhibit is herein incorporated by reference)
     10.6        Employment Agreement -- Elliot B. Ross, Chief Operating Officer. (Reference is
                 made to form 8-K filed January 25, 1994, which exhibit is herein incorporated by reference)
     10.7        Employment Agreement -- Douglas J. Brittelle, President Pac-Fab, Inc.
                 (Reference is made to Exhibit 10.12 to the report on Form 10-K for the year ended September 30, 1995, which exhibit is herein incorporated by reference)
     10.8        Employment Agreement -- Stuart D. Neidus, Executive Vice President and Chief
                 Financial Officer (Reference is made to Exhibit 10-8 to the report on Form
                 10-K for the year ended September 30, 1996, which exhibit is herein incorporated by reference).
     10.9        Asset Purchase Agreement between Purex Pool Systems, Inc. and Hydrotech
                 Chemical Corporation dated as of March 1, 1994. (Reference is made to Exhibit
                 2 to the report on form 10-Q for the quarter ended March 31, 1994, which exhibit is herein incorporated by reference)
    10.10        Amendment Number One, dated March 19, 1994, to Asset Purchase Agreement between Purex Pool Systems, Inc. and Hydrotech Chemical Corporation dated as of March 1, 1994. (Reference is made to form 8-K dated March 19, 1994 which exhibit is herein incorporated by reference)
    10.11        Credit Agreement between Essef Corporation and National City Bank and ABN Amro
                 Bank N.V. dated April 28, 1997. (Reference is made to Exhibit 10 to the report on form 10-Q for the quarter ended March 31, 1997, which exhibit is herein incorporated by reference)
    10.12        Credit Agreement first amendment between Essef Corporation and National City
                 Bank and ABN Amro Bank, N. V. dated July 1, 1997.
    10.13        Asset Purchase Agreement among GM Acquisition Corp., General Aquatics
                 Corporation, General Aquatics, Inc., Anthony and Sylvan Pools, Inc., KDI
                 American Products, Inc. and KDI Paragon, Inc. dated as of March 24, 1997.
                 (Reference is made to Form 8-K dated May 15, 1997 which exhibit is herein incorporated by reference).
    10.14        First Amendment to 8-K filing dated May 15, 1997. Amendment required to include financial statements and proforma financial information required pursuant to Item 7 of this report which were omitted from the original report.
                 (Reference is made to Form 8-K dated July 15, 1997 which exhibit is herein incorporated by reference).
       11        Computation of Earnings Per Share.
       13        1997 Annual Report to Shareholders.
       21        Subsidiaries of the Registrant.
     23.1        Consent of Deloitte & Touche LLP.
     27.1        Financial Data Schedule.

     (b) THERE WERE NO REPORTS FILED ON FORM 8-K DURING THE LAST QUARTER OF FISCAL YEAR ENDED 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Essef Corporation

                                          By /s/ STUART D. NEIDUS
                                            ------------------------------------
                                            Stuart D. Neidus
                                            Executive Vice President and
                                            Chief Financial Officer
December 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               SIGNATURE                                         TITLE
----------------------------------------  ---------------------------------------------------

/s/ THOMAS B. WALDIN                      Chief Executive Officer
----------------------------------------  (Principal Executive Officer)
Thomas B. Waldin

/s/ STUART D. NEIDUS                      Executive Vice President and
----------------------------------------  Chief Financial Officer
Stuart D. Neidus                          (Principal Financial Officer)

/s/ JAMES M. BIGGAR                       Director
----------------------------------------
James M. Biggar

/s/ GORDON D. HARNETT                     Director
----------------------------------------
Gordon D. Harnett

/s/ GEORGE M. HUMPHREY, II                Director
----------------------------------------
George M. Humphrey, II

/s/ MARY ANN JORGENSON                    Director
----------------------------------------
Mary Ann Jorgenson

/s/ RALPH T. KING                         Director
----------------------------------------
Ralph T. King

     Date: December 19, 1997

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                          COMMISSION FILE NO. 0-15902

                               ESSEF CORPORATION

                                 EXHIBIT VOLUME

                               ESSEF CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                      EXHIBIT VOLUME -- TABLE OF CONTENTS

     Exhibits filed with and sequentially numbered as part of the report

NUMBER                                   EXHIBIT DESCRIPTION
------   -----------------------------------------------------------------------------------
10.12    Credit Agreement first amendment between Essef Corporation and National City Bank and ABN Amro Bank N.V.
11       Computation of Earnings Per Share
13       1997 Annual Report to Shareholders
21       Subsidiaries of the Registrant
23.1     Consent of Deloitte & Touche LLP
27.1     Financial Data Schedule