Form 10-K405/A
period 1997-09-30
ESSEF CORP
filed 1997-12-24
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A

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

                                          Essef Corporation

                                          By /s/ STUART D. NEIDUS
                                            ------------------------------------
                                            Stuart D. Neidus
                                            Executive Vice President and
                                            Chief Financial Officer
December 24, 1997

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

     Date: December 24, 1997

                               ESSEF CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                      EXHIBIT VOLUME -- TABLE OF CONTENTS

     Exhibits filed with and sequentially numbered as part of the report

NUMBER                                   EXHIBIT DESCRIPTION
------   -----------------------------------------------------------------------------------
*10.12    Credit Agreement first amendment between Essef Corporation and National City Bank and ABN Amro Bank N.V.
*11       Computation of Earnings Per Share
 13       1997 Annual Report to Shareholders
*21       Subsidiaries of the Registrant
*23.1     Consent of Deloitte & Touche LLP
*27.1     Financial Data Schedule

--------
* Previously filed