Form 10-Q
period 1997-12-31
ESSEF CORP
filed 1998-02-10
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------


+--+
|X |     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+     SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       December 31, 1997
                                        -----------------------

+--+
|  |     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+     SECURITIES EXCHANGE ACT Of 1934

         For the transition period from                 to
                                        ----------------   -------------------
Commission File Number     0-15902
                       -------------------------------------------------------
                                ESSEF Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                          34-0777631
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

    220 Park Drive, Chardon, Ohio                          44024
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (440) 286-2200
                                                   -----------------------------
                                None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No      N/A
                                              ---     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


           Class                           Outstanding at February 9, 1998
-------------------------------           --------------------------------
Common Shares, no par value                       10,610,958 Shares

                              ESSEF CORPORATION
                                  FORM 10-Q

                       For Quarter Ended December 31, 1997

                                      INDEX

                                                               Sequential
                                                                Page No.
                                                               ----------

Part I - Financial Information
     Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
            December 31, 1997 and September 30, 1997 ...............    3
          Condensed Consolidated Statements of Income -
            Three Months Ended December 31, 1997 and 1996 ..........    4
          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended December 31, 1997 and 1996 ..........    5
     Notes to Condensed Consolidated Financial
            Statements .............................................  6-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ........ 9-10

Part II - Other Information

     Item 1.  Legal Proceedings ....................................   11

     Item 2.  Changes in Securities ................................   11

     Item 4.  Submission of Matters to a Vote of Security
              Holders ..............................................   11

     Item 6.  Exhibits and Reports on Form 8-K .....................11-16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                   ESSEF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  December 31,   September 30,
                                                                     1997            1997
                                                                   ---------       ---------
ASSETS                                                            (unaudited)      (audited)
------

Current Assets
    Cash and cash equivalents ...............................      $     428       $   1,668
    Accounts receivable, net ................................         42,144          39,512
    Inventories, net ........................................         38,035          34,597
    Prepayments and other ...................................          2,780           2,173
                                                                   ---------       ---------
       Total current assets .................................         83,387          77,950

Property, plant and equipment, net ..........................         65,977          63,820
Real estate held for sale ...................................          4,333           4,333
Goodwill, net ...............................................         60,538          60,349
Deferred income taxes .......................................          5,392           5,706
Other .......................................................          5,110           4,725
                                                                   ---------       ---------
                                                                   $ 224,737       $ 216,883
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
    Short-term borrowings ...................................      $   3,600       $   5,320
    Current maturities of long-term debt ....................            605             549
    Accounts payable ........................................         23,785          20,028
    Accrued expenses ........................................         20,625          29,237
    Accrued income taxes ....................................          6,465           8,668
                                                                   ---------       ---------
       Total current liabilities ............................         55,080          63,802

Long-Term Debt ..............................................         99,480          81,658
Other Long-Term Liabilities .................................          5,203           5,977

Shareholders' Equity
    Preferred shares without par value,
       authorized 1,000,000 shares,
       none issued ..........................................         - - - -        - - - -
    Common shares without par value,
       authorized 40,000,000 shares, issued
       11,105,516 and 11,090,431 shares,
       respectively .........................................         31,357          32,234
       503,927 Treasury shares at cost ......................         (7,962)         (7,962)
    Retained earnings .......................................         41,181          41,099
    Foreign currency translation adjustment .................            398              75
                                                                   ---------       ---------
           Total shareholders' equity .......................         64,974          65,446
                                                                   ---------       ---------
                                                                   $ 224,737       $ 216,883
                                                                   =========       =========

See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               Three Months Ended
                                                   December 31,
                                           --------------------------
                                               1997            1996
                                           ----------      ----------

Net sales ...........................      $   79,618      $   40,209

Cost of sales .......................          61,487          30,094
                                           ----------      ----------
         Gross profit ...............          18,131          10,115

Operating expenses ..................          16,397           8,475
                                           ----------      ----------
     Income from operations .........           1,734           1,640

Interest and other expense ..........           1,608             591
                                           ----------      ----------
         Income before income taxes .             126           1,049

Provision for income taxes ..........              44             367
                                           ----------      ----------

         Net income .................      $       82      $      682
                                           ==========      ==========


Earnings Per Share:

         Basic (a) ..................      $      .01      $      .06
         Diluted (a) ................      $      .01      $      .06


Average shares outstanding:

         Basic ......................          10,591          10,566
         Diluted ....................          12,106          11,852



(a) Basic and diluted earnings per share have been calculated in accordance with SFAS No. 128 "Earnings Per Share", which was adopted by the Company effective October 1, 1997. Accordingly all prior periods have been restated.




See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  December 31,
                                                           ------------------------
                                                               1997            1996
                                                           --------       --------

Cash Flows from Operating Activities
      Net income ....................................      $     82       $    682
      Adjustments to reconcile net income
      to net cash used in operating activities
                Depreciation and amortization .......         2,842          1,199
                Other ...............................           262            193
   Change in operating assets and liabilities
           Accounts receivable ......................        (2,568)          (663)
           Inventories ..............................        (3,372)        (3,810)
           Prepayments and other assets .............          (562)          (245)
           Accounts payable .........................         3,770          1,224
           Accrued expenses .........................       (11,347)        (4,117)
           Accrued and deferred income taxes ........        (1,931)           360
                                                           --------       --------
                Net cash used in operating activities       (12,824)        (5,177)
                                                           --------       --------

Cash Flows from Investing Activities
      Additions to property, plant and
           equipment ................................        (4,701)        (2,121)
      Business acquisitions .........................          (583)        (1,210)
      Other, net ....................................           634            129
                                                           --------       --------
                Net cash used in investing activities        (4,650)        (3,202)
                                                           --------       --------

Cash Flows from Financing Activities
      Proceeds from long term debt ..................        17,878          7,566
      (Decrease) in short-term borrowings ...........        (1,720)          (733)
      Proceeds from exercise of stock options .......            76           --
                                                           --------       --------
           Net cash provided by financing activities         16,234          6,833
                                                           --------       --------

Net decrease in cash and cash equivalents ...........        (1,240)        (1,546)

Cash and Cash Equivalents
  Beginning of period ...............................         1,668          2,620
                                                           --------       --------
  End of period .....................................      $    428       $  1,074
                                                           ========       ========


Supplemental Cash Flow Information
           Interest paid ............................      $  1,393       $    548
                                                           ========       ========
           Income taxes paid ........................      $  1,928       $   --
                                                           ========       ========


See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Essef Corporation and subsidiaries (the "Company") as of December 31, 1997, and the results of their operations and their cash flows for the three month periods ended December 31, 1997 and 1996.

           These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1997. The results of operations for the three month period ended December 31, 1997 may not necessarily be indicative of the operating results for the full year.


(2)        RECLASSIFICATIONS

           Certain reclassifications have been made to prior year amounts in order to be consistent with the presentation for the current year.


(3)        INVENTORIES

           Inventories are valued as follows:

           (Dollars in thousands)                  December 31,  September 30,
                                                      1997           1997
                                                    --------       --------
           FIFO COST
               Raw materials .................      $ 16,197       $ 11,932
               Work-in-process ...............         6,342         10,033
               Finished goods ................        16,893         13,857
                                                    --------       --------
                                                      39,432         35,822
                 Excess of FIFO over LIFO cost        (1,397)        (1,225)
                                                    --------       --------
                    Net Inventories ..........      $ 38,035       $ 34,597
                                                    ========       ========


(4)        SHORT-TERM BORROWINGS

           The Company's European subsidiaries have working capital lines of credit of approximately $15,000,000. At December 31, 1997 and September 30, 1997, $1,592,000 and $3,312,000, respectively was outstanding. At December 31, 1997 interest was at rates ranging from 4.35% to 9.0%. In addition, a note payable of $2,008,000 relating to an acquisition was outstanding at December 31, 1997. The interest rate on the note is 6%.

(5)        LONG-TERM DEBT

           The Company through its bank group has an unsecured $135,000,000 multi-currency revolving loan facility ("Credit Facility"). The Credit Facility matures April 30, 2002 and may be extended in one year increments with the approval of the bank group. The Credit Facility includes commitment reductions at specified dates and for events throughout the term of the loan, however, the commitment does not reduce below $100,000,000. Interest rates are based on increments over LIBOR (or foreign currency equivalent) rate. A 20 basis points facility fee is payable on the total amount of the commitment. The Company is in compliance with all of its covenants under its credit facilities. As of December 31, 1997, interest rates ranged from 6.16% to 6.33%.

           In May 1997, the Company entered into an interest rate swap agreement with a commercial bank which effectively converts $30,000,000 of its floating rate debt to a fixed rate of 6.33%. The effective interest rate on this fixed portion of debt was 6.96% at December 31, 1997. The Company does not use derivatives for trading purposes.

           Long-term debt consists of the following:
           (In thousands)

                                              December 31,   September 30,
                                                 1997             1997
                                               ---------       ---------
                                              (unaudited)       (audited)

           Revolving credit facilities         $  97,450       $  79,700
           Other                                   2,635           2,507
                                               ---------       ---------
                                                 100,085          82,207
           Less current maturities                  (605)           (549)
                                               ---------       ---------
           Long-term debt                      $  99,480       $  81,658
                                               =========       =========



(6)        ACCOUNTING FOR SFAS NO. 128 "EARNINGS PER SHARE"

           The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share," which requires adoption for financial statements issued for periods ending after December 15, 1997. Accordingly, the Company adopted this new standard effective October 1, 1997. Prior period results have been restated to reflect the adoption of the new standard.


(7)        SUBSEQUENT EVENTS

           On January 29, 1998, the Board of Directors authorized a 10% stock dividend to be distributed on or about March 3, 1998 to shareholders of record on February 12, 1998. The consolidated financial statements have not been restated to reflect the number of shares outstanding following the dividend.

(8)        LITIGATION

           There has been no material change to the status of the litigation referred to in the Company's 1997 Annual Report to Shareholders, sections of which are incorporated in the Company's Form 10-K filed for the fiscal year ended September 30, 1997.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

               THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH
                      THREE MONTHS ENDED DECEMBER 31, 1996

Net sales in 1997 of $79,618,000 increased 98% from 1996 net sales of $40,209,000 for the first quarter. The Swimming Pool Sales and Installation Segment, and the Swimming Pool and Spa Equipment Segment, which benefited from the acquisition of General Aquatics on May 1, 1997 together accounted for over 90% of the increase. The Water Treatment and Systems Equipment Segment posted a 10% increase in sales.

Gross Profit decreased from 25.2% to 22.8% of sales for the first quarter which was primarily attributable to the impact of the General Aquatics acquisition on the Swimming Pool and Spa Equipment Segment. The General Aquatics acquisition increased the seasonality of the Company's overall sales, with the first quarter being a seasonally slow quarter for this segment. Gross margins in this segment were also impacted by costs associated with inefficiencies related to the start-up of operations following the previously announced plant closing at City of Industry, California.

Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales decreased from 21.1% to 20.6% which was mainly attributable to an adjustment in the accrual for incentive based employee stock options due to a reduction in the number of eligible stock options.

Interest and other expense increased by $1,017,000 to $1,608,000. The increase was the result of increased borrowings which were used to finance the acquisition of General Aquatics in the third quarter of fiscal 1997.

The Company's effective tax rate was 35% in both periods.

As a result of the above items, net income of $82,000, or $.01 per diluted share, decreased $600,000 from $682,000 or $.06 per diluted share.


                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 funded debt was $103,685,000 an increase of $16,158,000 from September 30, 1997. The increase came principally as a result of normal seasonal working capital requirements which resulted in a working capital increase from September 30, 1997 of $14,159,000 to $28,307,000 at December 31, 1997.

Also impacting the Company's debt were capital expenditures for the first quarter which totaled $4,701,000 compared to $2,121,000 for the same period last year. The increase in capital expenditures relates primarily to continued investments made in India as part of the global expansion strategy and investments made in the Company's Swimming Pool and Spa Equipment Segment plants following the acquisition of General Aquatics which resulted in the closure of the City of Industry plant and consolidation of its operations into the facilities at Moorpark, California and Sanford, North Carolina.

The Company believes that funds available under its Credit Facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements in fiscal 1998.

The Company is involved in various claims and lawsuits incidental to its business, including product liability claims which are covered by insurance after certain deductibles. As discussed in Note 16 of the Consolidated Financial Statements, included in the Annual Report to Shareholders for the year ended September 30, 1997, one such lawsuit involves claims against the Company and other defendents which exceed $200 million, for which management believes it has meritorious defenses. Although, the Company believes that its reserves are adequate, a significant increase in the aggregate amount of claims could have an adverse effect on the deductible level or upon the Company's ability to obtain product liability coverage for certain product lines. While the ultimate result of these contingencies cannot be predicted with certainty, based on information presently available, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


                    PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report and other materials filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion, plant integrations and consolidations, business development activities, other capital spending, financing or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those relating to product development activities, actual costs of plant integrations and consolidations, dependence on existing management, global economic and market conditions, the impact of weather on pool businesses, and changes in federal or state laws.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There has been no material change to the status of the legal proceedings referred to in the 1997 Form 10-K during the period covered by this report.


ITEM 2.  CHANGES IN SECURITIES

         No change.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on January 29, 1998. Of the 10,592,368 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, 10,094,900 shares were each present in person or by proxy, each entitled to one vote on each matter to come before the meeting.

         The following matter was submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated below:

         Proposal to approve amendment in the Company's Articles of Incorporation to effect a change in the number of common shares authorized to be issued and outstanding from 15,000,000 to 40,000,000:


         Votes cast FOR the proposal:                        9,210,886
         Votes cast AGAINST the proposal:                      874,230
         Votes WITHHELD:                                         9,784

         Shares held by brokers and nominees:                7,583,990
         Shares held by brokers and nominess not voted:        349,810


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11         Earnings Per Share

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



                                  ESSEF Corporation
                                  (Registrant)




                                  Thomas B. Waldin
                                  --------------------------------
                                  THOMAS B. WALDIN
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)




                                  Stuart D. Neidus
                                  --------------------------------
                                  STUART D. NEIDUS
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Accounting Officer)






Date: February 9, 1998