Form 10-Q
period 1998-03-31
ESSEF CORP
filed 1998-05-12
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       March 31, 1998
                                        ---------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from_________________  to ______________________

Commission File Number     0-15902
                       --------------------------------------------------------


                            ESSEF Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                      34-0777631
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

    220 Park Drive, Chardon, Ohio                           44024
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (440) 286-2200
                                                  ------------------------------

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No         N/A
                                               ----      -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


            Class                          Outstanding at May 11,1998
-------------------------------       ------------------------------------
Common Shares, no par value                    11,738,243 Shares

                                 ESSEF CORPORATION
                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                    Sequential
                                                                     Page No.
                                                                     --------

Part I - Financial Information
     Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
            March 31, 1998 and September 30, 1997............             3
         Condensed Consolidated Statements of Income -
            Three Months and Six Months Ended March 31, 1998
            and 1997.........................................             4
         Condensed Consolidated Statements of Cash Flows -
            Six Months Ended March 31, 1998 and 1997.........             5
         Notes to Condensed Consolidated Financial
            Statements.......................................           6-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..          9-11

Part II - Other Information

     Item 1.  Legal Proceedings..............................            12

     Item 2.  Changes in Securities..........................            12

     Item 4.  Submission of Matters to a Vote of Security
              Holders........................................            12

     Item 6.  Exhibits and Reports on Form 8-K...............            12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      March 31,               September 30,
                                                                                        1998                     1997
                                                                                        ----                     ----
ASSETS                                                                              (unaudited)               (audited)
------
Current Assets
        Cash and cash equivalents .....................................              $   1,801                $   1,668
        Accounts receivable, net ......................................                 73,789                   39,512
        Inventories, net ..............................................                 44,667                   34,597
        Prepayments and other .........................................                  2,385                    2,173
                                                                                     ---------                ---------
           Total current assets .......................................                122,642                   77,950

Property, plant and equipment, net ....................................                 68,662                   63,820
Real estate held for sale .............................................                  4,333                    4,333
Goodwill, net .........................................................                 64,668                   60,349
Deferred income taxes .................................................                  5,392                    5,706
Other .................................................................                  6,278                    4,725
                                                                                     ---------                ---------
                                                                                     $ 271,975                $ 216,883
                                                                                     =========                =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
        Short-term borrowings .........................................              $   5,327                $   5,320
        Current maturities of long-term debt ..........................                    596                      549
        Accounts payable ..............................................                 31,093                   20,028
        Accrued expenses ..............................................                 24,016                   29,237
        Accrued income taxes ..........................................                  7,271                    8,668
                                                                                     ---------                ---------
           Total current liabilities ..................................                 68,303                   63,802

Long-term debt ........................................................                130,671                   81,658
Other long-term Liabilities ...........................................                  5,296                    5,977

Shareholders' Equity
        Preferred shares without par value,
           authorized 1,000,000 shares,
           none issued ................................................                   --                       --
        Common shares without par value,
           authorized 40,000,000 shares, issued
           12,237,194 and 12,149,394 shares,
           respectively ...............................................                 32,299                   32,234
           503,927 Treasury shares at cost ............................                 (7,962)                  (7,962)
        Retained earnings .............................................                 43,186                   41,099
        Foreign currency translation adjustment .......................                    182                       75
                                                                                     ---------                ---------
       Total shareholders' equity .....................................                 67,705                   65,446
                                                                                     ---------                ---------
                                                                                     $ 271,975                $ 216,883
                                                                                     =========                =========


See notes to condensed consolidated financial statements.


                       ESSEF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                  Three Months Ended      Six Months Ended
                                       March 31,              March 31,
                                   1998        1997        1998        1997
                                  ------     -------    --------      -----

Net sales....................   $ 91,756    $ 55,599    $171,374   $  95,808

Cost of sales................     66,621      40,372     128,108      70,526
                                 -------     -------     -------     -------

  Gross profit...............     25,135      15,227      43,266      25,282

Operating expenses...........     19,894      10,183      36,291      18,599
                                 -------     -------     -------     -------

  Income from operations.....      5,241       5,044       6,975       6,683

Interest and other expense...      2,157         675       3,765       1,265
                                 -------     -------     -------     -------

  Income before income taxes.      3,084       4,369       3,210       5,418

Provision for income taxes...      1,079       1,529       1,123       1,896
                                 -------     -------     -------     -------

  Net income.................   $  2,005    $  2,840    $  2,087    $  3,522
                                ========    ========    ========    ========


Earnings per share:

  Basic (a)                         $.17        $.24        $.18        $.30
                                 =======     =======     =======     =======

  Diluted (a)                       $.15        $.22        $.16        $.27
                                 =======     =======     =======     =======



Average shares outstanding:

  Basic                           11,714      11,624      11,682      11,624
                                 =======     =======     =======     =======

  Diluted                         13,442      13,199      13,426      13,195
                                 =======     =======     =======     =======




a) Basic and diluted earnings per share have been reported in accordance with SFAS Number 128, "Earnings Per Share", which was adopted by the Company effective October 1, 1997. Accordingly, all prior periods have been restated.

See notes to condensed consolidated financial statements.



                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                              Six Months Ended
                                                                                                   March 31,
                                                                                          1998                   1997
                                                                                       ---------               --------
Cash Flows from Operating Activities
      Net income ........................................................              $  2,087                $  3,522
      Adjustments to reconcile net income
      to net cash used in operating activities
                Depreciation and amortization ...........................                 5,413                   2,845
                Other ...................................................                  (453)                   (234)
Changes in operating assets and liabilities
           Accounts receivable ..........................................               (33,245)                (25,931)
           Inventories ..................................................                (8,956)                 (4,295)
           Prepayments and other assets .................................                  (216)                 (1,096)
           Accounts payable .............................................                 9,945                   6,703
           Accrued expenses .............................................                (5,698)                   (713)
           Accrued and deferred income taxes ............................                (1,088)                  1,869
                                                                                       --------                --------
                Net cash used in operating activities ...................               (32,211)                (17,330)
                                                                                       --------                --------

Cash Flows from Investing Activities
      Additions to property, plant and
           equipment ....................................................                (9,625)                 (6,132)
      Business acquisitions .............................................                (5,117)                 (1,468)
      Other, net ........................................................                (2,169)                  5,145
                                                                                       --------                --------
                Net cash used in investing activities ...................               (16,911)                 (2,455)
                                                                                       --------                --------

Cash Flows from Financing Activities
      Proceeds from long term debt ......................................                49,013                  19,315
      Increase(decrease) in short-term borrowings .......................                    54                    (857)
      Proceeds from exercise of stock options ...........................                   188                       4
                                                                                       --------                --------
           Net cash provided by financing activities ....................                49,255                  18,462
                                                                                       --------                --------

Net increase (decrease) in cash and
           cash equivalents .............................................                   133                  (1,323)

Cash and Cash Equivalents
  Beginning of period ...................................................                 1,668                   2,620
                                                                                       --------                --------
  End of period .........................................................              $  1,801                $  1,297
                                                                                       ========                ========


Supplemental Cash Flow Information
           Interest paid ................................................              $  3,414                $  1,106
                                                                                       ========                ========
           Income taxes paid ............................................              $  2,206                $     --
                                                                                       ========                ========



See notes to condensed consolidated financial statements.

                    ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Essef Corporation and subsidiaries (the "Company") as of March 31, 1998, and the results of operations for the three-month and six-month periods ended March 31, 1998 and 1997, and cash flows for the six-month periods ended March 31, 1998 and 1997.

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1997. The results of operations for the three month and six month periods ended March 31, 1998 may not necessarily be indicative of the operating results for the full year.



(2)   RECLASSIFICATIONS

      Certain reclassifications have been made to prior year amounts in order to be consistent with the presentation for the current year.



(3)   INVENTORIES

      Inventories are valued as follows:
      (Dollars in thousands)                                     March 31,                  September 30,
                                                                   1998                         1997
                                                               ------------                 -------------

      FIFO COST
         Raw materials ....................................      $ 20,567                    $ 17,482
         Work-in-process ..................................         4,805                       4,483
         Finished goods ...................................        20,630                      13,857
                                                                 --------                    --------
                                                                   46,002                      35,822
           Excess of FIFO over LIFO cost ..................        (1,335)                     (1,225)
                                                                 --------                    --------
              Net Inventories .............................      $ 44,667                    $ 34,597
                                                                 ========                    ========


(4)   SHORT-TERM BORROWINGS

      The Company's European subsidiaries have working capital lines of credit of approximately $15,000,000. At March 31, 1998 and

      September 30, 1997, $3,069,000 and $3,312,000, respectively was outstanding. At March 31, 1998, interest was at rates ranging from 4.35% to 9.0%. In addition, a note payable of $2,258,000 and $2,008,000 relating to an acquisition was outstanding at March 31, 1998 and September 30, 1997, respectively. At March 31, 1998, the interest rate on the note was 6%.


(5)   LONG-TERM DEBT

      The Company through its bank group has an unsecured $135,000,000 multi-currency revolving loan facility ("Credit Facility"). The Credit Facility matures April 30, 2002 and may be extended in one- year increments with the approval of the bank group. The Credit Facility includes commitment reductions at specified dates and for events throughout the term of the loan, however, the commitment does not reduce below $100,000,000. Interest rates are based on increments over LIBOR (or foreign currency equivalent) rate. A 25 basis points facility fee is payable on the total amount of the commitment. The Company is in compliance with all of its covenants under its credit facilities. As of March 31, 1998, interest rates ranged from 6.33% to 6.57%.

      In May 1997, the Company entered into an interest rate swap agreement with a commercial bank which effectively converts $30,000,000 of its floating rate debt to a fixed rate of 6.33%. The effective interest rate on this fixed portion of debt was 7.28% at March 31, 1998. The Company does not use derivatives for trading purposes.

      Long-term debt consists of the following:
      (In thousands)

                                                               March 31,             September 30,
                                                                 1998                    1997
                                                             -----------               ---------
                                                             (unaudited)               (audited)

                    Revolving credit facilities               $ 128,750               $  79,700
                    Other                                         2,517                   2,507
                                                              ---------               ---------
                                                                131,267                  82,207
                    Less current maturities                        (596)                   (549)
                                                              ---------               ---------
                    Long-term debt                            $ 130,671               $  81,658
                                                              =========               =========


(6)   STOCK DIVIDEND

      On January 29, 1998, the Board of Directors authorized a 10% stock dividend which was distributed on March 3, 1998 to shareholders of record on February 12, 1998. The consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.

(7)   LITIGATION

      There has been no material change to the status of the litigation referred to in the Company's 1997 Annual Report to Shareholders, sections of which are incorporated in the Company's Form 10-K filed for the fiscal year ended September 30, 1997.


(8)   SUBSEQUENT EVENT

      On May 8, 1998, the Company announced that it is planning to spin-off its Swimming Pool Sales and Installation Segment, subject to obtaining a favorable tax ruling from the Internal Revenue Service, into a new company to be known as Anthony & Sylvan Pools. The Company also announced that it plans to file a registration statement with the U.S. Securities and Exchange Commission for an initial public offering of Anthony & Sylvan shares later this calendar year. The percentage of shares of Anthony & Sylvan to be initially issued will likely be in the range of 15 to 20 percent. The spin-off is expected to follow the offering by several months.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1997

Net sales of $91,756,000 for the second quarter of fiscal 1998 increased 65% over fiscal 1997 net sales of $55,599,000. The Swimming Pool Sales and Installation Segment, and the Swimming Pool and Spa Equipment Segment, which benefited from the acquisition of General Aquatics on May 1, 1997 together accounted for over 90% of the increase. The Water Treatment and Systems Equipment Segment accounted for the balance of the increase reflecting a strengthening European market, which was partially offset by a slowing in the Asian markets served by the Company.

Gross profit remained constant at 27.4% as improved gross profit margins in the Water Treatment and Systems Equipment Segment were offset by the inclusion of the new Swimming Pool Sales and Installation Segment which has lower gross margins. The second quarter is seasonally the slowest for the Swimming Pool Sales and Installation Segment. The increase in margins in the Water Treatment and Systems Equipment Segment came principally from improving market conditions in Europe and cost control programs which were partially offset by the costs associated with the production learning curve being experienced in India.

Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales increased from 18.3% to 21.7%. Similar to the impact on gross margins, the increase was mainly attributable to the inclusion of the seasonally slow second quarter for the new Swimming Pool Sales and Installation Segment.

Interest and other expense increased by $1,482,000 to $2,157,000. The increase was the result of increased borrowings, which were used to finance the acquisition of General Aquatics in the third quarter of fiscal 1997.

The Company's effective tax rate was 35% in both periods.

As a result of the above items, net income of $2,005,000 or $.15 per diluted share, decreased $835,000 from $2,840,000 or $.22 per diluted share.


                  SIX MONTHS ENDED MARCH 31, 1998 COMPARED WITH
                         SIX MONTHS ENDED MARCH 31, 1997

Net sales of $171,374,000 increased 79% over fiscal 1997 net sales of $95,808,000. As was the case in the second quarter results described above, for the first six months of the current fiscal year the Swimming

Pool Sales and Installation Segment, and the Swimming Pool and Spa Equipment Segment, which benefited from the acquisition of General Aquatics on May 1, 1997 together accounted for over 90% of the increase. A strong European contribution was primarily responsible for the balance of the increase in the Water Treatment and Systems Equipment Segment.

Gross Profit decreased from 26.4% of sales to 25.2%. The decrease is entirely attributable to the inclusion of the Swimming Pool Sales and Installation Segment. The first and second quarters are seasonally the slowest for this segment.

Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales increased from 19.4% to 21.2%. As was the case for the second quarter results, the increase was mainly attributable to the inclusion of the seasonally slow first and second quarters for the Swimming Pool Sales and Installation Segment.

Interest and other expense increased by $2,500,000 to $3,765,000. The increase was the result of increased borrowings, which were used to finance the acquisition of General Aquatics in the third quarter of fiscal 1997.

The Company's effective tax rate was 35% in both periods.

As a result of the above items, net income of $2,087,000 or $.16 per diluted share, decreased $1,435,000 from $3,522,000 or $.27 per diluted share.


                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 funded debt was $136,594,000 an increase of $49,067,000 from September 30, 1997. The increase was principally due to the normal seasonal working capital increase from September 30, 1997, which amounted to $40,191,000 at March 31, 1998. Also impacting the Company's debt were capital expenditures, which totaled $9,625,000 for the first six months and acquisition payments of $5,117,000. The increase in capital expenditures relates primarily to investments made in India, as part of the Company's global expansion strategy, and investments made in the Swimming Pool and Spa Equipment Segment plants following the acquisition of General Aquatics. The acquisition payments were attributable to add-on acquisitions in the Swimming Pool and Spa Equipment and Swimming Pool Sales and Installation Segments, which were completed in the second quarter and progress payments made on prior year acquisitions.

The Company believes that funds available under its Credit Facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements in fiscal 1998.

The Company is involved in various claims and lawsuits incidental to its business, including product liability claims which are covered by insurance after certain deductibles. As discussed in Note 16 of the Consolidated Financial Statements, included in the Annual Report to Shareholders for the year ended September 30, 1997, one such lawsuit involves claims against the Company and other defendants which exceed $200 million, for which management believes it has meritorious defenses. Although, the Company believes that its reserves are adequate, a significant increase in the aggregate amount of claims could have an adverse effect on the deductible level or upon the Company's ability to obtain product liability coverage for certain product lines. While the ultimate result of these contingencies cannot be predicted with certainty, based on information presently available, management does not expect these matters to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


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



                                           ESSEF Corporation
                                           (Registrant)




                                           Thomas B. Waldin
                                           ------------------------------------

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






Date: May 11, 1998