Form 10-Q
period 1998-06-30
ESSEF CORP
filed 1998-08-13
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT Of 1934

      For the quarterly period ended       June 30, 1998
                                    ---------------------------


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT Of 1934

      For the transition period from                 to
                                    ---------------    ---------------

Commission File Number     0-15902
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

                            Yes   X      No       N/A
                                -----      -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


            Class                     Outstanding at August 11,1998
---------------------------           -----------------------------
Common Shares, no par value                11,766,341 Shares

                                ESSEF CORPORATION
                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                      Sequential
                                                                       Page No.
                                                                       --------

Part I - Financial Information
     Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
                June 30, 1998 and September 30, 1997 ................      3
          Condensed Consolidated Statements of Income -
                Three Months and Nine Months Ended June 30, 1998
                    and 1997 ........................................      4
          Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended June 30, 1998 and 1997 ........      5
          Notes to Condensed Consolidated Financial
                    Statements ......................................      6-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..........    9-11

Part II - Other Information

     Item 1.  Legal Proceedings .....................................     12

     Item 2.  Changes in Securities .................................     12

     Item 4.  Submission of Matters to a Vote of Security
                  Holders ...........................................     12

     Item 6.  Exhibits and Reports on Form 8-K ......................     12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                       June 30,    September 30,
                                                        1998          1997
                                                     -----------   -------------
ASSETS                                               (unaudited)    (audited)
------

Current Assets
      Cash and cash equivalents ...............     $     477      $   1,668
      Accounts receivable, net ................        64,684         39,512
      Inventories, net ........................        47,334         34,597
      Prepayments and other ...................         2,473          2,173
                                                    ---------      ---------
           Total current assets ...............       114,968         77,950

Property, plant and equipment, net ............        69,190         63,820
Goodwill, net .................................        66,545         60,349
Deferred income taxes .........................         5,576          5,706
Other .........................................        11,185          9,058
                                                    ---------      ---------
                                                    $ 267,464      $ 216,883
                                                    =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
        Short-term borrowings .................     $   5,641      $   5,320
        Current maturities of long-term debt ..         1,038            549
        Accounts payable ......................        29,906         20,028
        Accrued expenses ......................        29,869         29,237
        Accrued income taxes ..................         9,782          8,668
                                                    ---------      ---------
           Total current liabilities ..........        76,236         63,802

Long-term debt ................................       108,822         81,658
Other long-term Liabilities ...................         5,109          5,977

Shareholders' Equity
        Preferred shares without par value,
           authorized 1,000,000 shares,
           none issued ........................         -----          -----
        Common shares without par value,
           authorized 40,000,000 shares, issued
           12,264,286 and 12,149,394 shares,
           respectively .......................        32,911         32,234
           503,927 Treasury shares at cost ....        (7,962)        (7,962)
        Retained earnings .....................        52,356         41,099
        Foreign currency translation adjustment            (8)            75
                                                    ---------      ---------
                Total shareholders' equity ....        76,424         65,446
                                                    ---------      ---------
                                                    $ 267,464      $ 216,883
                                                    =========      =========



See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                   1998        1997        1998        1997
                                   ----        ----        ----        ----

Net sales....................   $137,625    $102,652    $308,999    $198,460

Cost of sales................     96,143      72,411     224,251     142,937
                                --------    --------    --------    --------

  Gross profit...............     41,482      30,241      84,748      55,523

Operating expenses...........     25,087      18,746      61,378      37,345
                                --------    --------    --------    --------

  Income from operations.....     16,395      11,495      23,370      18,178

Interest and other expense...      2,287       1,643       6,052       2,908
                                --------    --------    --------    --------

  Income before income taxes.     14,108       9,852      17,318      15,270

Provision for income taxes...      4,938       3,448       6,061       5,344
                                --------    --------    --------    --------

  Net income.................   $  9,170    $  6,404    $ 11,257    $  9,926
                                ========    ========    ========    ========


Earnings per share:

  Basic (a)                         $.78        $.55        $.96        $.85
                                 =======     =======     =======     =======

  Diluted (a)                       $.68        $.49        $.84        $.76
                                 =======     =======     =======     =======



Average shares outstanding:

  Basic                           11,743      11,628      11,702      11,625
                                 =======     =======     =======     =======

  Diluted                         13,582      13,189      13,461      13,137
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

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                                  June 30,
                                                           1998              1997
                                                           ----              ----
Cash Flows from Operating Activities
      Net income .....................................     $ 11,257      $  9,926
      Adjustments to reconcile net income to net
      cash provided by/(used in) operating activities
                Depreciation and amortization ........        8,903         4,730
                Other ................................         (537)          191
      Changes in operating assets and liabilities
           Accounts receivable .......................      (22,462)       (5,042)
           Inventories ...............................       (9,031)       (3,891)
           Prepayments and other assets ..............         (297)         (693)
           Accounts payable ..........................        7,079         2,613
           Accrued expenses ..........................          126        (1,475)
           Accrued and deferred income taxes .........        1,250         3,440
                                                           --------      --------
                Net cash provided by/(used in)
                 operating activities ................       (3,712)        9,799
                                                           --------      --------

Cash Flows from Investing Activities
      Additions to property, plant and
           equipment .................................      (12,806)      (10,073)
      Business acquisitions ..........................      (10,102)      (69,830)
      Other, net .....................................       (2,758)        4,453
                                                           --------      --------
                Net cash used in investing activities.      (25,666)      (75,450)
                                                           --------      --------

Cash Flows from Financing Activities
      Proceeds from long term debt ...................       27,653        70,924
      Increase(decrease) in short-term borrowings ....          321        (1,047)
      Proceeds from exercise of stock options ........          213            87
                                                           --------      --------
           Net cash provided by financing activities .       28,187        69,964
                                                           --------      --------

Net increase (decrease) in cash and
           cash equivalents ..........................       (1,191)        4,313

Cash and Cash Equivalents
  Beginning of period ................................        1,668         2,620
                                                           --------      --------
  End of period ......................................     $    477      $  6,933
                                                           ========      ========


Supplemental Cash Flow Information
           Interest paid .............................     $  5,724      $  2,708
                                                           ========      ========
           Income taxes paid .........................     $  4,607      $  1,705
                                                           ========      ========





See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Essef Corporation and subsidiaries (the "Company") as of June 30, 1998, and the results of operations for the three-month and nine-month periods ended June 30, 1998 and 1997, and cash flows for the nine-month periods ended June 30, 1998 and 1997.

           These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1997. The results of operations for the three-month and nine-month periods ended June 30, 1998 may not necessarily be indicative of the operating results for the full year.



(2)        RECLASSIFICATIONS

           Certain reclassifications have been made to prior year amounts in order to be consistent with the presentation for the current year.



(3)        INVENTORIES

           Inventories are valued as follows:
           (Dollars in thousands)               June 30,   September 30,
                                                  1998         1997
                                                  ----         ----
           FIFO COST
           Raw materials .................     $ 23,246      $ 17,482
           Work-in-process ...............        3,267         4,483
           Finished goods ................       22,080        13,857
                                               --------      --------
                                                 48,593        35,822
             Excess of FIFO over LIFO cost       (1,259)       (1,225)
                                               --------      --------
                Net Inventories ..........     $ 47,334      $ 34,597
                                               ========      ========



(4)        SHORT-TERM BORROWINGS

           The Company's European subsidiaries have working capital lines of credit of approximately $15,000,000. At June 30, 1998 and

             September 30, 1997, $3,383,000 and $3,312,000, respectively, was outstanding. At June 30, 1998, interest was at rates ranging from 4.35% to 8.5%. In addition, a note payable of $2,258,000 and $2,008,000 relating to an acquisition was outstanding at June 30, 1998 and September 30, 1997, respectively. At June 30, 1998, the interest rate on the note was 6%.


(5)          LONG-TERM DEBT

             In May, 1998, the Company amended its existing unsecured multi-currency revolving loan facility ("Credit Facility"), increasing it $50,000,000, bringing the total facility to $185,0000. The Credit Facility now matures April 30, 2003 and may be extended in one-year increments with the approval of the bank group. The Credit Facility includes commitment reductions at specified dates and for events throughout the term of the loan, however, the commitment does not reduce below $135,000,000. Interest rates are based on increments over the LIBOR or foreign currency equivalent rate. A 25 basis points facility fee is payable on the total amount of the commitment. As of June 30, 1998, interest rates ranged from 6.375% to 6.50%. The Company is in compliance with all of its covenants under its credit facilities.

             In May 1997, the Company entered into an interest rate swap agreement with a commercial bank which effectively converts $30,000,000 of its floating rate debt to a fixed rate of 6.33%. The effective interest rate on this fixed portion of debt was 7.33% at June 30, 1998. The Company does not use derivatives for trading purposes.

             Long-term debt consists of the following:
             (In thousands)

                                                March 31,   September 30,
                                                  1998          1997
                                                  ----          ----

               Revolving credit facilities     $ 106,905      $ 79,700
               Other .....................         2,955         2,507
                                                --------       -------
                                                 109,860        82,207
               Less current maturities ...        (1,038)         (549)
                                               ---------      --------
               Long-term debt ............     $ 108,822      $ 81,658
                                               =========      ========



(6)          ANTHONY & SYLVAN INITIAL PUBLIC OFFERING AND SPIN-OFF

             On May 8, 1998, the Company announced plans for an initial public offering and subsequent tax-free spin-off of its Swimming Pool Sales and Installation Segment, into a new company to be known as

              Anthony & Sylvan Pools. The Company plans to file a registration statement with the U.S. Securities and Exchange Commission for the initial public offering later this calendar year. The tax-free spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service. In order for the spin-off to be tax-free at least 80% of the shares of Anthony & Sylvan must be distributed. Accordingly, the percentage of shares of Anthony & Sylvan to be initially issued will likely be in the range of 15 to 20 percent. The spin-off is expected to follow the offering by several months.


(7)          LITIGATION

             There has been no material change to the status of the litigation referred to in the Company's 1997 Annual Report to Shareholders, sections of which are incorporated in the Company's Form 10-K filed for the fiscal year ended September 30, 1997.


(8)          SUBSEQUENT EVENTS

             On July 8, 1998, the Company completed the sale of its subsidiary Enpac Corporation. No material gain or loss will be recognized on the sale.

             On July 22, 1998, the Company completed the acquisition of substantially all of the operating assets of Rainbow Lifegard, Inc., Rainbow Molding, Inc. and Kencar, Inc., collectively known as Rainbow for approximately $25,000,000 which was financed under the Company's Credit Facility. Rainbow, with revenues of approximately $25,000,000 for the year ended January 31, 1998 is a leading manufacturer of accessory products for pools, spas and aquariums including chlorinators, skimmers, brushes and filters.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                 THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 1997

Net sales of $137,625,000 for the third quarter of fiscal 1998 increased 34% over fiscal 1997 net sales of $102,652,000. The increase in sales was attributable to the Swimming Pool and Spa Equipment Segment and the Swimming Pool Sales and Installation Segment, both of which benefited from the acquisition of General Aquatics on May 1, 1997. This increase was partially offset by a lower than expected sales increase in the Water Treatment and Systems Equipment Segment. This resulted from the slowdown in Asian projects, declining oil prices that have reduced capital available for water treatment projects and the worldwide over supply of computer chips which has slowed the demand for ultra-pure water systems in that industry.

Gross profit increased slightly from 29.5% to 30.1% due to improved gross profit margins in the Swimming Pool and Spa Equipment Segment as a result of consolidation and reorganization programs implemented subsequent to the acquisition of General Aquatics on May 1, 1997.

Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales decreased from 18.3% to 18.2%. Cost savings attributable to the consolidation and reorganization programs implemented in the Swimming Pool and Spa Equipment Segment subsequent to the acquisition of General Aquatics, and lower stock compensation expense due to a reduction in the number of eligible stock options were offset by the higher cost structure of the Swimming Pool Sales and Installation Segment, acquired with General Aquatics on May, 1, 1997.

Interest and other expense increased by $644,000 to $2,287,000. The increase was the result of increased borrowings, which were used to finance the acquisition of General Aquatics in the third quarter of fiscal 1997.

The Company's effective tax rate was 35% in both periods.

As a result of the above items, net income of $9,170,000 or $.68 per diluted share, increased $2,766,000 from $6,404,000 or $.49 per diluted share.

                  NINE MONTHS ENDED JUNE 30, 1998 COMPARED WITH
                         NINE MONTHS ENDED JUNE 30, 1997

Net sales of $308,999,000 increased 56% over fiscal 1997 net sales of $198,460,000. The increase in sales was primarily attributable to the Swimming Pool Sales and Installation Segment and the Swimming Pool and Spa Equipment Segment, both of which benefited from the acquisition of General Aquatics on May 1, 1997. The remaining increase was attributable to a stronger European contribution to Water Treatment and Systems Equipment Segment, partially offset by the slowdown in Asian projects, declining oil prices that have reduced capital available for water treatment projects and the worldwide over supply of computer chips which has slowed the demand for ultra-pure water systems in that industry.

Gross Profit decreased from 28.0% of sales to 27.4%. The decrease was entirely attributable to the inclusion of the Swimming Pool Sales and Installation Segment which was created upon the acquisition of General Aquatics. The first and second quarters which are seasonally the slowest for this segment were not included in last years results, and as such, the inclusion of a full year's results in fiscal 1998 reduces the overall gross profit margin.

Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales increased from 18.8% to 19.9%. The increase is primarily attributable to the inclusion of the off-season first and second quarters for the Pool Sales and Installation Segment, which was acquired with General Aquatics on May 1, 1997. This increase was partially offset by cost savings attributable to the consolidation and reorganization programs implemented in the Swimming Pool and Spa Equipment Segment, following the acquisition of General Aquatics, and lower stock compensation expense due to a reduction in the number of eligible stock options.

Interest and other expense increased by $3,144,000 to $6,052,000. The increase was the result of increased borrowings, which were used to finance the acquisition of General Aquatics in the third quarter of fiscal 1997.

The Company's effective tax rate was 35% in both periods.

As a result of the above items, net income of $11,257,000 or $.84 per diluted share, increased $1,332,000 from $9,925,000 or $.76 per diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, funded debt was $115,501,000, an increase of $27,974,000 from September 30, 1997. The increase was primarily attributable to a combination of capital expenditures and acquisition payments of $12,806,000 and $10,102,000, respectively, for the first nine months of fiscal 1998. Capital expenditures relate primarily to investments made in the Swimming Pool and Spa Equipment Segment plants following the acquisition of General Aquatics. Acquisition payments were attributable to add-on acquisitions in the Swimming Pool and Spa Equipment and Swimming Pool Sales and Installation Segments. Cash used in operating activities for the first nine months of fiscal 1998 of $3,712,000 includes the normal seasonal working capital increase.

On May 12, 1998, the Company amended its existing credit agreement. The amendment included an increase of $50,000,000 in the unsecured multi-currency revolving facility and a one-year extension of the loan maturity date to April 30, 2003. After the amendment, the total facility is $185,000,000. The Company believes that funds available under its Credit Facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements for the foreseeable future.

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

                    PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report and other materials filed with the Securites and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion, plant integrations and consolidations, business development activities, other capital spending, financing or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those relating to product development activities, actual costs of plant integrations and consolidations, dependence on existing management, global economic and market conditions, the impact of weather on pool businesses, and changes in federal or state laws.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There has been no material change to the status of the legal proceedings referred to in the 1997 Form 10-K during the period covered by this report.


ITEM 2.  CHANGES IN SECURITIES

         No change.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.2 Amendment No. 2 to Credit Agreement between Essef Corporation, National City Bank and ABN Amro Bank N.V. dated as of May 1, 1998

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

              Filed 8/5/98
              ------------

              Asset Purchase Agreement among Rainbow Acquisition Corporation, The Price Family Trust UAD 11697, Price-Presby Companies, Inc., Rainbow Molding, Inc., Rainbow Lifeguard, Inc. and Kencar, Inc dated June 1, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           ESSEF Corporation
                                           (Registrant)




                                           Thomas B. Waldin
                                           -----------------------------
                                           THOMAS B. WALDIN
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                           Stuart D. Neidus
                                           -----------------------------
                                           STUART D. NEIDUS
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Accounting Officer)






Date: August 10, 1998