Form 10-K405
period 1998-09-30
ESSEF CORP
filed 1998-12-23
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

Form 10-K                                            Commission File No. 0-15902
---------                                            ---------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (Fee Required)
          For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from _____________ to _____________

                                Essef Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
          Ohio                                                34-0777631
------------------------                                 ---------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)
220 Park Drive, Chardon, Ohio                                   44024
----------------------------------------                 ---------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code     (440) 286-2200
                                                      -------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

 Title of Each Class               Name of Each Exchange on which Registered
 -------------------               -----------------------------------------
 Common Shares,                    The Company's common stock trades on The
 No Par Value.                     Nasdaq Stock Market under the symbol ESSF.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on December 4, 1998 was $121,480,791
                                                         ------------

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

           Class                          Outstanding at December 4, 1998
---------------------------               -------------------------------
Common Shares, no par value                      11,966,827  Shares
                                                 -------------------

Portions of the following documents are incorporated by reference:

(1)  1998 Annual Report to Shareholders                        Part II

(2)  Definitive Proxy Statement for the Annual Meeting
     of Shareholders to be held February 4, 1999               Part III

The sequential page in this Report where the Exhibit Index appears is 22.

                                ESSEF CORPORATION
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                       Begins
                                     PART I                             On
                                                                       Page
                                                                       ----

Item 1.    Business.....................................................   3

Item 2.    Properties...................................................   9

Item 3.    Legal Proceedings............................................  11

Item 4.    Submission of Matters to a Vote of Security Holders .........  12


                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related
           Shareholders' Matters........................................  13

Item 6.    Selected Financial Data......................................  13

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  13

Item 8.    Financial Statements and Supplementary Data..................  13

Item 9.    Disagreements on Accounting and Financial Disclosure.........  13


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant...........  14

Item 11.   Executive Compensation.......................................  15

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management...................................................  15

Item 13.   Certain Relationships and Related Transactions...............  15



                              PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................  16

                                     PART I

ITEM 1.           BUSINESS.
-------           ---------

(a)  GENERAL DEVELOPMENT OF BUSINESS.
     --------------------------------

         Essef Corporation ("The Company") was incorporated in Ohio in 1954 as Structural Fibers, Inc. and commenced operations by focusing on an emerging technology: the use of fiberglass reinforced plastics (FRP) as an alternative to metal in cast, forged, and other formed or fabricated parts. The Company, having a strong engineering oriented emphasis, pioneered the production of such products for use in Polaris and Hercules missiles, jet engines, electrical components, and other national defense related items.

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

         In 1996, the Company formed Structural India Private, Ltd. which during 1997 and 1998 built and started up a plant in Goa, India to manufacture pressure vessels for sale in India, Asia, Europe and the U.S.

         In 1997, the Company acquired certain assets and assumed certain liabilities of General Aquatics, Inc. General Aquatics consisted of three business units: American Products, Paragon and Anthony & Sylvan Pools. American Products and Paragon design and manufacture swimming pool and spa equipment for the residential, commercial, institutional and municipal markets and have been integrated into the Company's Swimming Pool and Spa Equipment Segment. Anthony & Sylvan is the largest in-ground residential swimming pool sales and installation business in the United States and now comprises the Swimming Pool Sales and Installation Segment. Also, in 1997 the Company acquired selected assets of Stark Aquatics, a manufacturer of large composite filter systems for application in commercial pools, waterparks and aquariums. The assets of Stark were merged with Paragon to form Paragon Aquatics.

         In 1998, the Company acquired the net operating assets and real estate of Rainbow Lifegard, Inc., Rainbow Molding, Inc. and Kencar, Inc., collectively known as Rainbow. Rainbow designs and manufactures accessory products for pools, spas and aquariums and has been integrated into the Swimming Pool and Spa Equipment Segment. Also in 1998 within the Swimming Pool and Spa Equipment Segment, the Company acquired two swimming pool tile distribution businesses, Cozad & O'Hara, Inc. and Thompson Ceramic Tile. These acquisitions expanded the Company's tile distribution capabilities to the Western United States and Florida. Additionally in 1998, the Company acquired the net operating assets of Tango Pools, an installer of swimming pools in Las Vegas, Nevada and Pools by Andrews, Inc., an installer of pools in Florida, which have been integrated into its Swimming Pool Sales and Installation Segment.

         In May 1998, the Company announced its intention to separate from the Company its Swimming Pool Sales and Installation Segment ("Anthony & Sylvan") and the associated assets and liabilities of such business. To accomplish the separation, the Company plans to commence an initial public offering for 15 to 20 percent of Anthony & Sylvan's shares. The Company also plans to distribute the remaining shares of Anthony & Sylvan to the Company's shareholders. Such distribution is contingent, on, among other things, the distribution qualifying as a tax-free distribution for federal income tax purposes under Section 355 of the Internal Revenue Code of 1986.

         The Company disposed of its Hobson Brothers Aluminum Foundry and Moldworks, Inc. subsidiary in 1997 and its Enpac Corporation, subsidiary in 1998.


(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
         ----------------------------------------------

         [For financial information about business segments in which the Company operates, see Item 8 Financial Statements and Supplementary Data; Note 13: Business Segment Information under Notes to Consolidated Financial Statements.]

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

         The Company operates in three business segments: Swimming Pool and Spa Equipment; Water Treatment and Systems Equipment; and Swimming Pool Sales and Installation. The Swimming Pool and Spa Equipment Segment supplies pumps, filters, heaters, controls, valves, lights, accessories, and tile for swimming pools and spas. The Water Treatment and Systems Equipment Segment manufactures products for moving, storing and treating water in residential, commercial, industrial and municipal water supply systems. Geographically, the manufacturing operations of the two previously described segments are located in the United States, Europe and India. The Swimming Pool Sales and Installation Segment installs residential concrete in-ground swimming pools throughout the United States. Following is a description of each of the three segments:



SWIMMING POOL AND SPA EQUIPMENT SEGMENT

         PRINCIPAL PRODUCTS

         The Company manufactures and sells a complete line of pumps, filters, heaters, controls, valves and accessories for swimming pools and spas under the Purex-Triton(TM), American(TM), Compool(TM) and Rainbow Lifegard(TM) names. It is also a leading manufacturer of underwater lighting under the Amer-Lite(TM), Aqua-Light(TM), Aqua-Lumin(TM), Fiberworks(TM) and Spa-Brite(TM) names. Additionally it is a leading distributor of tile under its National Pool Tile Group name.

         The filters come in a range of sizes and materials to satisfy consumer needs. The filter media is either sand, diatomaceous earth, or cartridge. Pumps are made in a range of sizes from 1/2 to 25 horsepower and are configured for high flow or high pressure. The heaters are gas or propane and are available with electronic or pilot light ignition. Accessories consist of chlorinators, skimmers, brushes, and cartridge filters which come in a variety of configurations and sizes. Lights are provided in a variety of wattages, bulb type and cord length, as well as fiber-optics.

         Paragon Aquatics designs swimming pool deck and underwater hardware and fixtures and equipment for commercial, institutional and municipal swimming pools including diving towers, starting platforms, lifeguard chairs, pool railings, and underwater windows. Additionally, it manufactures large composite filter systems for commercial pools, water parks and aquariums.

         [For information relating to sales of the Swimming Pool and Spa Equipment Segment, see Item 8 Financial Statements and Supplementary Data Note 13: Business Segments Information under Notes to Consolidated Financial Statements.]

         CUSTOMERS AND DISTRIBUTION

         In the swimming pool market, the Company sells its products primarily to distributors and directly to installers. Sales of spa and jetted tub fittings and pumps are made primarily to OEMs and the balance to distributors. The Company maintains a field sales organization made up of salaried territory managers and commissioned sales groups, each of whom is assigned to and based in a geographic region to service customer accounts and develop business within that particular region throughout the United States, Canada and Europe. One of its customers, South Central Pools Supply, Inc. with which the Company has a long standing relationship, constitutes more than 10% of the Company's total revenues.

         COMPETITION

         There are a number of competitors in the Swimming Pool and Spa Equipment market, one of which Hayward Industries, Inc., is considered by the Company to be its major competitor. The Company is a market leader in sales of in-ground and above-ground pool filters, pumps, heaters, underwater lights, controls, valves, accessories and tile. The Company competes in these markets by offering a wide variety of innovative and high quality products which are competitively priced. Its existing distribution channels and reputation for quality also contribute to its continuing market penetration.



WATER TREATMENT AND SYSTEMS EQUIPMENT SEGMENT

         PRINCIPAL PRODUCTS

         The Company manufactures and distributes fiberglass reinforced plastic pressure vessels for the treatment, storage and delivery of water for residential, commercial, industrial and municipal use. The Company produces two companion lines of vessels, distinguishable by design and method of construction but not by purpose or function, for sale to both the water treatment equipment and water systems equipment markets of this industry segment. The vessels comprising what has become known as the FRP product line (an acronym for fiberglass reinforced plastic) are integrally cast of a matrix of thermosetting resin and randomly laid chopped fiberglass reinforcing filaments. By contrast, the vessels comprising the newer polyglass (PolyGlass(TM)) product line are either blow-molded or rotationally cast of thermoplastic resins and then reinforced by a patterned winding of continuous fiberglass filaments. The Company also manufactures composite pressure vessel housings for membrane filtration in industrial and municipal applications using the aforementioned fiberglass filament winding process.

         [For information relating to sales of the Water Treatment and Systems Equipment Segment, see Item 8 Financial Statements and Supplementary Data; Note 13: Business Segment Information under Notes to Consolidated Financial Statements.]

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

         COMPETITION

         The Company's major United States competitor in the manufacture of pressure vessels is Park International, Inc. The Company has several competitors in Europe. The Company competes both domestically and in Europe on the basis of its extensive product line, quality, price and service.

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



SWIMMING POOL SALES AND INSTALLATION SEGMENT

         PRINCIPAL PRODUCTS

         The Company designs, sells and installs a broad range of in-ground concrete swimming pools under the Anthony & Sylvan name. The Company focuses on high-quality, innovative swimming pools tailored to each customer's specifications. The Company has 40 sales offices serving 24 major metropolitan areas in 15 states. Sixteen of these showrooms have adjacent retail outlets which offer a complete line of complementary products, from necessities such as heaters, filters, lights and chemicals, to the extras such as floatation devices and water sports accessories. The Company also has a growing pool renovation and modernization business.

         [For information relating to sales of the Swimming Pool Sales and Installation Segment, see Item 8 Financial Statements and Supplementary Data Note 13: Business Segments Information under Notes to Consolidated Financial Statements.]

         CUSTOMERS AND DISTRIBUTION

         The Company is the largest concrete in-ground residential swimming pool sales and installation business in the United States. The Company is headquartered in Doylestown, PA and has 40 sales offices, which serve 24 major metropolitan markets in 15 states. The Company employs a dedicated sales force of approximately 200 trained sales consultants who interpret and design a pool owner's individual specifications. The pool renovation and modernization business has been fostered by relationships built over the years.

         COMPETITION

         The Company primarily competes with regional and local installers. The Company believes that there is a small number of companies that compete with it on a national basis. It competes on the basis of its size, national presence, leading market share, industry expertise, reputation and name recognition.



SOURCES AND AVAILABILITY OF RAW MATERIALS - ALL INDUSTRY SEGMENTS
-----------------------------------------------------------------

         The principal materials used in the Swimming Pool and Spa Equipment and Water Treatment and Systems Equipment Segments of the Company's business are fiberglass, plastic resins, steel and motors. The principal material used in the Swimming Pool Sales and Installation Segment is concrete. The Company has alternate sources for all of its principal materials and is not dependent on any single supplier. The Company has alternate sources for substantially all other materials required in its production processes.


BACKLOG
-------

         As of September 30, 1998 and September 30, 1997, the Swimming Pool and Spa Equipment and Water Treatment and Systems Equipment Segments had a backlog of orders believed by it to be firm of approximately $8,717,000 and $12,525,000, respectively. The Company expects the backlog as of September 30, 1998 to be delivered in fiscal 1999. Additionally, as of September 30, 1998 and September 30, 1997, the Company had approximately $18,000,000 and $16,000,000 of contracts for swimming pool installations which had not been started. The Company believes based on past experience that the September 30, 1998 backlog will be completed in 1999.


SEASONALITY AND WORKING CAPITAL
-------------------------------

         The Swimming Pool and Spa Equipment Segment experiences the greatest demand for its products during the second and third quarters of each fiscal year, when it will fill approximately 60% of its orders. During this period, its customers increase their inventories in order to meet the peak demand for swimming pool equipment which occurs in the spring and early summer months. The Company's peak demand for working capital also occurs during the second and third quarters. In addition to the strong demand it experiences, the Swimming Pool and Spa Equipment Segment offers its customers extended terms during the first two quarters, thereby decreasing cash flow from operations. The Company expects its working capital requirements to continue to fluctuate on a seasonal basis and to be financed both from its revolving credit facility and from operations.

         Anthony & Sylvan Pools, which comprises the Swimming Pool Sales and Installation Segment experiences the greatest demand for pool installations during the third and fourth quarters of the fiscal year. During this period it recognizes approximately 70% of its annual revenues as this is the time of the year that most of its customers desire to have a swimming pool installed.


ENGINEERING AND DEVELOPMENT
---------------------------

         The Company believes its success is partially dependent upon its ability to adapt materials, machines, processes and other emerging technologies to design and manufacture new products, and to improve the performance, quality and manufactured cost of existing products. For this reason, expenditures of the Company in engineering and development have been primarily directed to the development of devices and processes and not to fundamental research.

         [For expenditures on engineering and development see Item 8 Financial Statements and Supplementary Data; Consolidated Statements of Income - Essef and Subsidiaries For The Years Ended September 30, 1998, 1997 and 1996; line item Engineering and development.]


PATENTS AND TRADEMARKS
----------------------

         The Company owns various trademarks, trade names and logos, the most important of which are Anthony & Sylvan(TM), Where America Swims(TM), Amer-Lite(TM), Challenger(TM), Codeline(TM), Compool(TM), Comptec(TM), Fiberworks(TM), Lifegard(TM), MiniMax(TM), NautilusR, PolyGlass(TM), Purex(TM), Purex-Triton(TM), Rainbow(TM), Titan(TM), TritonR, Ultra-Flow(TM), WellMate(TM), and WhisperFlo(TM). The Company owns a number of patents covering various aspects of its products and manufacturing processes. Although the Company believes its patents, trademarks, trade names and logos enhance its competitive position and the name recognition of its products, the Company relies more on its reputation for quality and its relationship with customers for the maintenance and growth of its business.


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


EMPLOYEES
---------

         At September 30, 1998, the Company employed approximately 2,700 persons, of whom approximately 800 are salaried managerial, administrative and supervisory personnel. The balance are hourly personnel.

(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES.

         [For financial information about foreign and domestic operations and export sales see item 8 Financial Statements and Supplementary Data;
         NOTE 13: BUSINESS SEGMENT INFORMATION under NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.]



ITEM 2.  PROPERTIES.
-------  -----------

The Company's headquarters are in Chardon, Ohio, in offices contiguous to the divisions operating there.

The Company conducts its manufacturing, distribution, accounting, purchasing, marketing and engineering operations at eighteen facilities in the United States, three in India, one in Belgium, two in Italy and one in the U.K. Anthony & Sylvan also has 40 sales offices (one owned and 39 leased) in the U.S. Given the relative small size and large number of these satellite offices, detail of these facilities has not been shown below. In addition the Company has a facility located in the U.S. which it has classified as real estate held for sale in its financial statements. The table below summarizes certain information with respect to the principal facilities.

                                            Approximate
                                            Acreage and                                   Principal
Location                                    Square Footage                  Status        Products
--------                                    --------------                  ------        --------

Chardon, OH                                 284,000 sq.ft.                  Owned         Manufacture of water
                                                                                          treatment and systems
                                                                                          equipment; Corporate
                                                                                          Headquarters.

Sanford, NC                                 243,200 sq.ft.                  Owned         Manufacture and ware-
                                                                                          housing of swimming
                                                                                          pool and spa equipment

Moorpark, CA                                225,000 sq.ft.                  Leased        Manufacture and ware-
                                                                                          housing of swimming
                                                                                          pool and spa equipment

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

Escondido, CA                                 64,000 sq.ft.                 Leased        Manufacture of composite
                                                                                          pressure vessel housings


Milan, Italy                                  19,375 sq.ft.                 Leased        Manufacture of pressure
                                                                                          vessels and other
                                                                                          products for water
                                                                                          treatment

Milan, Italy                                  25,900 sq.ft.                 Leased        Manufacture of pressure
                                                                                          vessels and other
                                                                                          products for water
                                                                                          treatment

Mountain View, CA                             16,600 sq.ft.                 Leased        Manufacture of
                                                                                          electronic controls and
                                                                                          valves for swimming
                                                                                          pools and spas

Daytona Beach, FL                            124,000 sq.ft.                 Owned         Real estate held for
                                                                                          sale.

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

El Monte, CA                                  40,800 sq.ft.                 Owned         Manufacture and ware-
                                                                                          house of swimming pool
                                                                                          and spa accessories.

El Monte, CA                                  37,100 sq.ft.                 Owned         Manufacture and ware-
                                                                                          house of swimming pool
                                                                                          and spa accessories.

El Monte, CA                                  37,500 sq.ft.                 Owned         Manufacture and ware-
                                                                                          house of swimming pool
                                                                                          and spa accessories.


Anaheim, CA                                   18,000 sq.ft.                 Leased        Distribution of pool
                                                                                          tile.

The Company considers all of its properties, both owned and leased, together with the related machinery and equipment contained therein to be well maintained, in good operating condition, and suitable and adequate for its present and foreseeable future needs.


ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

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

The Company and other defendants recently entered into an agreement to settle the class action portion of the aforementioned litigation. In November 1998, the court issued an order which preliminarily approved the settlement, representing in excess of $100 million of claims, subject to a final hearing in February, 1999. The Company's portion of this settlement, which is not material, is covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------  -----------------------------------------------------
         SHAREHOLDERS' MATTERS.
         ----------------------

Essef Corporation Common Shares are listed in the NASDAQ Stock Market under the symbol ESSF. At December 4, 1998, 11,966,827 outstanding common shares were held by 306 shareholders of record. There were no cash dividends declared or paid for the year ended September 30, 1998 as the company continued its policy of retaining earnings and cash for future expansion of the business. For information on the market price range see page 11 of Essef's 1998 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing [1998 Annual Report to Shareholders].


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

Information with respect to selected financial data for each of the last five fiscal years contained on page 10 of Essef's 1998 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [1998 Annual Report to Shareholders].


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

The Management's discussion and analysis of financial condition and results of operations contained on pages 12 through 15 of Essef's 1998 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [1998 Annual Report to Shareholders].


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

The consolidated financial statements and accompanying notes of Essef and its subsidiaries contained on pages 16 through 30, inclusive of Essef's 1998 Annual Report to Shareholders, together with the report of Independent Public Accountants relating thereto contained on page 31 thereof, and the unaudited quarterly financial data under the heading "Quarterly Financial Information" on page 11 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [1998 Annual Report to Shareholders].


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

         (a) Identification of Directors

         [For identity of directors including age, business experience, positions held and other relevant information see Essef Corporation - Proxy Statement - December 23, 1998; (definitive proxy statement filed with the Commission pursuant to Regulation 14A) under the headings DIRECTORS, on pages 2-4 and DIRECTORS' COMMITTEES, MEETINGS AND FEES on pages 4-5 is incorporated herein by this reference].


         (b) Identification of Executive Officers

         The persons named below are the executive officers of the Company at the date hereof.

         Name                        Age        Position
         ----                        ---        --------


         Thomas B. Waldin             56        President and Chief Executive
                                                Officer, Director

         Douglas J. Brittelle         51        Executive Vice President

         Gerald C. Hornick            66        Executive Vice President

         Stuart D. Neidus             47        Executive Vice President
                                                and Chief Financial Officer

         Mark E. Brody                37        Vice President - Finance

         Kevan K. Langner             54        Assistant Secretary and General
                                                Counsel


         Thomas B. Waldin has been Chief Executive Officer and President of the Company since his appointment in 1990, and a Director since January 31, 1991. Since 1977, Mr. Waldin has been active as an investor in and director of a number of small businesses. He retired in 1987 as Chief Operating Officer of USG Interiors, Inc., and Chief Executive Officer of Donn, Inc. The former is a unit of USG Corporation, a worldwide manufacturer and distributor of building products, created in connection with the acquisition of Donn, Inc. in 1986.

         Douglas J. Brittelle has been an Executive Vice President of the Company since April 1, 1997 and has served as President of Pac-Fab, Inc. since January 3, 1995. Prior to that, from 1971 to 1994 he served in various positions with General Electric, most recently, he served as General Manager of G.E.'s Apparatus Service Business headquartered in Schenectady, New York. Prior to that, he was General Manager of G.E.'s Transformer Business headquartered in Hickory, North Carolina from 1983 to 1992.

                Gerald C. Hornick has been an Executive Vice President of the Company since January 29, 1998 and has served as Chief Operating Officer of Structural North America since 1985, and as its President since January, 1991. Prior to his appointment as Executive Vice President, he served as Assistant Treasurer of the Company from 1988 to 1998.

                Stuart D. Neidus has been Executive Vice President and Chief Financial Officer of the Company since September 3, 1996 and Chairman and Chief Executive Officer of Anthony & Sylvan Pools since September 17, 1998. Prior to that, from 1992 to 1996 he served in various positions with Premier Farnell plc (the successor to Premier Industrial Corporation), most recently as Executive Vice President. Prior to that Mr. Neidus was with KPMG Peat Marwick LLP from 1973 to 1992 where he was a partner from 1984.

                Mark E. Brody has been Vice President - Finance since August 11, 1997. Prior to that, from 1987 to 1997 he served in various positions with Sudbury, Inc., most recently as Vice President and Chief Financial Officer.

                Kevan K. Langner has been Assistant Secretary and General Counsel since May 1, 1997. Prior to that, from 1995 to 1997, he was General Counsel of General Aquatics, Inc. and General Counsel of KDI DH Corp. Prior to that, Mr. Langner was with KDI Corporation from 1979 to 1995 where he was Secretary and General Counsel.


ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

[For information relating to compensation of executive officers and directors see Essef Corporation - Proxy Statement - December 23, 1998; under the headings DIRECTORS' COMMITTEES, MEETINGS AND FEES on pages 4-5, and EXECUTIVE COMPENSATION on page 6 incorporated herein by this reference].


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

[For information relating to security ownership of certain beneficial owners and management see Essef Corporation - Proxy Statement - December 23, 1998; under the heading BENEFICIAL OWNERSHIP OF SHARES appearing on pages 12-14 incorporated herein by this reference].


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

[For information regarding related transactions see Essef Corporation - Proxy Statement - December 23, 1998 under the heading BENEFICIAL OWNERSHIP OF SHARES on pages 12-14 incorporated herein by this reference].

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------- ------------------------------------------------------------------


         (a) Documents filed as part of this report:


         (1) The following consolidated financial statements of Essef Corporation and Subsidiaries, together with the independent auditors' report relating thereto, contained on pages 16 through 30, inclusive of Essef's 1998 Annual Report to its shareholders, and the unaudited quarterly financial data set forth under the heading "Quarterly Financial Information" on page 11 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [1998 Annual Report to Shareholders].


             Consolidated Balance Sheets at September 30, 1998 and 1997


             Consolidated Statements of Income for the years ended September 30, 1998, 1997 and 1996


             Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996


             Consolidated Statement of Cash Flows for the years ended September 30, 1998, 1997 and 1996


             Notes to Consolidated Financial Statements


             Report of Independent Public Accountants


             Quarterly Financial Information (unaudited)



         (2) All financial statement schedules are omitted because they are not required, not applicable, or the information is given in the consolidated financial statements or the notes thereto.

         (3) Exhibits Required to be Filed by Item 601 of Regulation S-K


Current Form 10-K      Document/Data
Exhibit Number         Required
--------------         -------


     3.1               Third Amended Articles of Incorporation effective January
                       29, 1998.

     3.2               Code of Regulations as Amended January 30, 1992.

    10.1               1987 Employees' Stock Option Plan. (Reference is made to
                       Exhibit 10.1 to the report on Form 10-K for the year ended September 30, 1994, which exhibit is herein incorporated by reference)

    10.2               Deferred Compensation Plan as amended September 29, 1989.
                       (Reference is made to Exhibit 10.2 to the report on form 10-K for the year ended September 30, 1989, which exhibit is herein incorporated by reference)

    10.3 Essef Corporation Employees' Retirement Plan and Trust Agreement (October 1, 1995 Restatement). Reference is made to Exhibit 10.13 to the report on form 10-K for the year ended September 30, 1996, which exhibit is herein incorporated by reference)

    10.4 Employment Agreement - Thomas B. Waldin, Chief Executive Officer. (Reference is made to Exhibit 10.7 to the report on form 10-K for the year ended September 30, 1990, which exhibit is herein incorporated by reference)

    10.5               First Amendment to Employment Agreement - Thomas B.
                       Waldin, Chief Executive Officer. (Reference is made to
                       Exhibit 10.9 to the report on form 10-K for the year ended September 30, 1994, which exhibit is herein incorporated by reference)

Current Form 10-K      Document/Data
Exhibit Number         Required
--------------         --------

    10.6 Employment Agreement - Douglas J. Brittelle, President Pac-Fab, Inc. (Reference is made to Exhibit 10.12 to the report on Form 10-K for the year ended September 30, 1995, which exhibit is herein incorporated by reference)

    10.7 Employment Agreement - Stuart D. Neidus, Executive Vice President and Chief Financial Officer (Reference is made to Exhibit 10.8 to the report on Form 10-K for the year ended September 30, 1996, which exhibit is herein incorporated by reference).

    10.8               Asset Purchase Agreement between Purex Pool Systems, Inc.
                       and Hydrotech Chemical Corporation dated as of March 1, 1994. (Reference is made to Exhibit 2 to the report on form 10-Q for the quarter ended March 31, 1994, which exhibit is herein incorporated by reference)

    10.9 Amendment Number One, dated March 19, 1994, to Asset Purchase Agreement between Purex Pool Systems, Inc. and Hydrotech Chemical Corporation dated as of March 1, 1994. (Reference is made to form 8-K dated March 19, 1994 which exhibit is herein incorporated by reference)

    10.10 Credit Agreement between Essef Corporation and National City Bank and ABN Amro Bank N.V. dated April 28, 1997. (Reference is made to Exhibit 10 to the report on form 10-Q for the quarter ended March 31, 1997, which exhibit is herein incorporated by reference)

    10.11 Credit Agreement first amendment between Essef Corporation and National City Bank and ABN Amro Bank, N.
                       V. dated July 1, 1997. (Reference is made to Exhibit
                       10.12 to the report on Form 10-K for the year ended September 30, 1997, which exhibit is herein incorporated by reference).

    10.12 Credit Agreement second amendment between Essef Corporation and National City Bank and ABN-Amro Bank N.V., dated May 1, 1998. (Reference is made to Exhibit
                       10.12 to the report on Form 10-Q for the quarter ended June 30, 1998, which exhibit is herein incorporated by reference).

    10.13 Asset Purchase Agreement among GAI Acquisition Corp., General Aquatics Corporation, General Aquatics, Inc., Anthony and Sylvan Pools, Inc., KDI American Products, Inc. and KDI Paragon, Inc. dated as of March 24, 1997. (Reference is made to Form 8-K dated May 15, 1997 which exhibit is herein incorporated by reference).

Current Form 10-K      Document/Data
Exhibit Number         Required
--------------         --------


    10.14              First Amendment to Form 8-K filing dated May 15, 1997.
                       Amendment required to include financial statements and proforma financial information required pursuant to Item 7 of this report which were omitted from the original report. (Reference is made to Form 8-K dated July 15, 1997 which exhibit is herein incorporated by reference).

    10.15 Employment Agreement - Stuart D. Neidus, Chairman and Chief Executive Officer of Anthony & Sylvan Pools Corporation dated as of September 17, 1998.

    13                 1998 Annual Report to Shareholders.

    21                 Subsidiaries of the Registrant.

    23.1               Consent of Deloitte & Touche LLP.

    27.1               Financial Data Schedule.




(b) The following report filed on Form 8-K during the last quarter of fiscal year ended 1998 is herein incorporated by reference.

         Filed 8/5/98
         ------------

         Asset Purchase Agreement dated June 1, 1998 by and among Rainbow Acquisition Corporation, the sellers and the Price Family Trust, UAD 11-6-97.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Essef Corporation



                                         By STUART D. NEIDUS
                                            ----------------
                                         Stuart D. Neidus
                                         Executive Vice President and
                                         Chief Financial Officer


December 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title
---------                                -----







THOMAS B. WALDIN                         President and Chief Executive Officer
----------------                              (Director and Principal Executive
Thomas B. Waldin                              Officer)








STUART D. NEIDUS                         Executive Vice President and
----------------                              Chief Financial Officer
Stuart D. Neidus                                (Principal Accounting Officer)

Signature                                                     Title
---------                                                     -----




JAMES M. BIGGAR                                               Director
---------------
James M. Biggar




GORDON D. HARNETT                                             Director
-----------------
Gordon D. Harnett




GEORGE M. HUMPHREY, II                                        Director
----------------------
George M. Humphrey, II




MARY ANN JORGENSON                                            Director
------------------
Mary Ann Jorgenson




RALPH T. KING                                                 Director
-------------
Ralph T. King




Date:  December 23, 1998

                                Essef Corporation
                          1998 Form 10-K Annual Report

                       Exhibit Volume - Table of Contents


Exhibits filed with and sequentially numbered as part of the report



Number            Exhibit Description
------            -------------------

3.1               Third Amended Article of Incorporation effective January 29,
                  1992

3.2               Code of Regulations as Amended January 30, 1992

10.15 Employment Agreement - Stuart D. Neidus, Chairman and Chief Executive Officer of Anthony & Sylvan Pools Corporation

13                1998 Annual Report to Shareholders

21                Subsidiaries of the Registrant

23.1              Consent of Deloitte & Touche LLP

27.1              Financial Data Schedule