Form 10-Q
period 1998-12-31
ESSEF CORP
filed 1999-02-12
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------


[X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT Of 1934

       For the quarterly period ended       December 31, 1998
                                      -----------------------------------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                   -----------------  -------------------------

Commission File Number     0-15902
                      ---------------------------------------------------------
                            Essef Corporation
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

       Ohio                                               34-0777631
-------------------------------------------------------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

    220 Park Drive, Chardon, Ohio                        44024
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (440) 286-2200
                                                  -----------------------------

                                None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  N/A
                                             -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


            Class                            Outstanding at January 29,1999
-------------------------------------      ------------------------------------
Common Shares, no par value                            11,889,765 Shares

                                ESSEF CORPORATION
                                    FORM 10-Q

                       FOR QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

                                                                        Sequential
                                                                         Page No.
                                                                        -----------
Part I - Financial Information
     Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
             December 31, 1998 and September 30, 1998....................     3
          Condensed Consolidated Statements of Income -
             Three Months Ended December 31, 1998 and 1997...............     4
          Condensed Consolidated Statements of Cash Flows -
             Three Months Ended December 31, 1998 and 1997...............     5
     Notes to Condensed Consolidated Financial Statements................  6-10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............. 11-14

Part II - Other Information

     Item 1.  Legal Proceedings.........................................    15

     Item 2.  Changes in Securities.....................................    15

     Item 4.  Submission of Matters to a Vote of Security
                Holders.................................................    15

     Item 6.  Exhibits and Reports on Form 8-K.........................     16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         December 31,  September 30,
                                                            1998          1998
                                                         ---------    -------------
ASSETS                                                   (unaudited)   (audited)
Current Assets
    Cash and cash equivalents .......................    $   2,403     $   1,137
    Accounts receivable, net ........................       50,553        44,545
    Inventories, net ................................       52,069        50,163
    Prepayments and other ...........................        4,567         3,069
                                                         ---------     ---------
       Total current assets .........................      109,592        98,914

Property, plant and equipment, net ..................       78,912        79,076
Goodwill, net .......................................       74,793        74,444
Deferred income taxes ...............................        4,318         4,391
Other ...............................................        7,729        10,098
                                                         ---------     ---------
                                                         $ 275,344     $ 266,923
                                                         =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Short-term borrowings ...........................    $   5,471     $   3,853
    Current maturities of long-term debt ............          686           859
    Accounts payable ................................       17,741        23,871
    Accrued expenses ................................       23,702        33,301
    Accrued income taxes ............................        3,018         3,685
                                                         ---------     ---------
       Total current liabilities ....................       50,618        65,569

Long-Term Debt ......................................      135,483       112,622
Other Long-Term Liabilities .........................        6,978         5,054

Shareholders' Equity
    Preferred shares no par value,
       authorized 1,000,000 shares, none issued .....         --            --
    Common shares no par value,
       authorized 40,000,000 shares, issued
       12,491,504 and 12,165,680 shares, respectively       51,943        50,570
   Treasury shares at cost, 602,127
       and 503,927 shares, respectively .............       (9,637)       (7,962)
   Retained earnings ................................       39,636        40,888
   Accumulated other comprehensive income,
           Foreign currency translation .............          323           182
                                                         ---------     ---------
       Total shareholders' equity ...................       82,265        83,678
                                                         ---------     ---------
                                                         $ 275,344     $ 266,923
                                                         =========     =========

See notes to condensed consolidated financial statements.

                          ESSEF CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              December 31,
                                                      --------------------------
                                                        1998              1997
                                                      --------          --------
Net sales ...................................         $ 93,621          $ 79,618

Cost of sales ...............................           70,611            61,487
                                                      --------          --------
         Gross profit .......................           23,010            18,131
Operating expenses ..........................           22,803            16,397
                                                      --------          --------
     Income from operations .................              207             1,734

Interest and other expense ..................            2,133             1,608
                                                      --------          --------
         (Loss)/Income before
            income taxes ....................           (1,926)              126

(Benefit)from /provision for
         income taxes .......................             (674)               44
                                                      --------          --------

         Net (loss)/income ..................         $ (1,252) $             82
                                                      ========          ========


Earnings per share:

         Basic ..............................         $   (.11)         $    .01
         Diluted ............................         $   (.11)         $    .01


Average shares outstanding:

         Basic ..............................           11,866            11,651
         Diluted ............................           11,866            13,317









See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                 December 31,
                                                          ----------------------
                                                             1998        1997
                                                          --------     --------
Cash Flows from Operating Activities
      Net (loss)/income ..............................    $ (1,252)    $     82
      Adjustments to reconcile net income to net
      cash used for operating activities
                Depreciation and amortization ........       3,604        2,842
                Deferred taxes .......................          74         (314)
                Other ................................         297          896
   Change in operating assets and liabilities
           Accounts receivable .......................      (6,053)      (2,568)
           Inventories ...............................      (1,920)      (3,372)
           Prepayments and other .....................      (1,183)        (562)
           Accounts payable ..........................      (6,121)       3,770
           Accrued expenses ..........................      (7,180)     (11,347)
           Accrued income taxes ......................        (667)      (1,617)
                                                          --------     --------
                Net cash used for operating activities     (20,401)     (12,190)
                                                          --------     --------

Cash Flows For Investing Activities
      Additions to property, plant and equipment .....      (2,849)      (4,701)
      Proceeds on sale of land and buildings .........       1,157         --
      Business acquisitions ..........................        (412)        (583)
                                                          --------     --------
                Net cash provided by/(used for)
                  investing activities ...............      (2,104)      (5,284)
                                                          --------     --------

Cash Flows from Financing Activities
      Proceeds from long-term debt ...................      22,688       17,878
      Increase/(Decrease) in short-term borrowings ...       1,618       (1,720)
      Treasury stock acquired ........................      (1,675)        --
      Proceeds from exercise of stock options ........       1,140           76
                                                          --------     --------
           Net cash provided by financing activities .      23,771       16,234
                                                          --------     --------

Net change in cash and cash equivalents ..............       1,266       (1,240)

Cash and Cash Equivalents
  Beginning of period ................................       1,137        1,668
                                                          --------     --------
  End of period ......................................    $  2,403     $    428
                                                          ========     ========

Supplemental Cash Flow Information
           Interest paid .............................    $  2,085     $  1,393
                                                          ========     ========
           Income taxes paid .........................    $   --       $  1,928
                                                          ========     ========

See notes to condensed consolidated financial statements.

                    ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Essef Corporation and subsidiaries (the "Company") as of December 31, 1998, and the results of their operations and their cash flows for the three month periods ended December 31, 1998 and 1997.

           These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1998. The results of operations for the three month period ended December 31, 1998 may not necessarily be indicative of the operating results for the full year.


(2)        RECLASSIFICATIONS

           Certain reclassifications have been made to prior year amounts in order to be consistent with the presentation for the current year.


(3)        EARNINGS PER SHARE

           Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of shares outstanding which include the assumed exercise or conversion of options. In computing diluted earnings per share, the Company has utilized the treasury stock method. In accordance with SFAS no. 128, as the first quarter of fiscal 1999 resulted in a net loss per share, the calculation of diluted earnings per share (shown below) does not include the effect of the assumed exercise of outstanding options as its effect would be anti-dilutive. Including the effect of the assumed exercise of outstanding options would result in a loss per share of $.09. Since the full year is expected to have positive earnings diluted earnings per share for the year will include the dilutive effect from stock options.

           The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

           (Dollars in thousands, except per share data)

                                                           Three Months Ended
                                                              December 31,
                                                        -----------------------
                                                           1998          1997
                                                        --------       --------
    Numerator
     Net (loss)/income available to
       common shareholders                              $ (1,252)      $     82
                                                        ========       ========

    Denominator
     Weighted average common
       shares outstanding                                 11,866         11,651

     Dilutive effect of stock options                       --            1,666
                                                        --------       --------

    Denominator for net income
     per share, diluted                                   11,866         13,317
                                                        ========       ========

    Net (loss)/income per share
     Basic                                              $   (.11)      $    .01
                                                        ========       ========
     Diluted                                            $   (.11)      $    .01
                                                        ========       ========

(4)   INVENTORIES

           Inventories are valued as follows:
         (Dollars in thousands)                        December 31,  September 30,
                                                          1998           1998
                                                        --------       --------
FIFO COST
           Raw materials .........................      $ 20,894       $ 24,543
           Work-in-process .......................         1,952          1,926
           Finished goods ........................        30,375         24,818
                                                        --------       --------
                                                          53,221         51,287
             Excess of FIFO over LIFO cost .......        (1,152)        (1,124)
                                                        --------       --------
                Net Inventories ..................      $ 52,069       $ 50,163
                                                        ========       ========


(5)          SHORT-TERM BORROWINGS

             The Company's European subsidiaries have working capital lines of credit of approximately $12,000,000. At December 31, 1998 and September 30, 1998, $2,800,000 and $1,595,000, respectively was outstanding. At December 31, 1998 interest was at rates ranging from 3.95% to 9.0%. In addition, a note payable on demand of $2,671,000 and $2,258,000, relating to an acquisition was outstanding at December 31, 1998 and September 30, 1998, respectively.
             The interest rate on the note is 6%.

(6)          LONG-TERM DEBT

             The Company through its bank group has an unsecured $185,000,000 multi-currency revolving loan facility ("Credit Facility"). The Credit Facility matures April 30, 2003 and may be extended in one year increments with the approval of the bank group. The Credit Facility includes commitment reductions at specified dates and for events throughout the term of the loan; however, the commitment does not reduce below $135,000,000. Interest rates are based on increments over the LIBOR or foreign currency equivalent rate. A 25 basis point facility fee is payable on the total amount of the commitment. As of December 31, 1998, interest rates ranged from 5.78% to 6.25%. The Company is in compliance with all of its covenants under its credit facilities.

             In October 1998, the Company entered into an interest rate swap arrangement with one of the members of its bank group. The swap arrangement is for a $50,000,000 notional amount for a two-year term with a bank option for a third year and fixes the Company's interest rate at 4.445% plus the applicable bank margin based on the Company's leverage ratio. The effective interest rate on this portion of debt was 5.195% at December 31, 1998. Additionally, in May 1997, the Company entered into an interest rate swap arrangement with another commercial bank for a $30,000,000 notional amount for a two-year period that effectively fixes the Company's interest rate at 6.33% plus the applicable bank margin based on the Company's leverage ratio. The effective interest rate on this portion of debt was 7.08% at December 31, 1998. The Company does not use derivatives for trading purposes.

             Long-term debt consists of the following:
             (In thousands)

                                                   December 31,     September 30,
                                                       1998             1998
                                                    (unaudited)      (audited)
                                                    ---------         ---------
Revolving credit facilities                         $ 133,867         $ 110,940
         Other                                          2,302             2,541
                                                    ---------         ---------
                                                      136,169           113,481
         Less current maturities                         (686)             (859)
                                                    ---------         ---------
         Long-term debt                             $ 135,483         $ 112,622
                                                    =========         =========



(7)          COMMON STOCK

             Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 98,200 shares of treasury stock in the three-month period ended December 31, 1998, for $1,675,000.

(8)          COMPREHENSIVE INCOME

              Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard's No. 130 ("SFAS 130") "Reporting Comprehensive Income" SFAS 130 establishes new standards for reporting comprehensive income and its components. Comprehensive income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders.

              Consolidated statements of comprehensive income are as follows:

                                                           Three Months Ended
                                                              December 31,
                                                           1998            1997
                                                         -------         -------
                                                       (unaudited)      (unaudited)

Net (Loss)/Income                                        $(1,252)        $    82
Other Comprehensive income:
      Foreign Currency translation
        adjustments                                          141             323
                                                         -------         -------

Comprehensive (Loss)/Income                              $(1,111)        $   405
                                                         =======         =======


(9)          ACCOUNTING PRONOUNCEMENTS

              In June 1997, the Financial Accounting Standards Board ("Board") issued Statement of Financial Accounting Standard's No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Applying SFAS 131, the Company believes it will continue to have three reportable segments: Swimming Pool and Spa Equipment, Water Treatment and Systems Equipment and Swimming Pool Sales and Installation. The Company will adopt SFAS 131 for its financial statement disclosures in its annual report for the year ending September 30, 1999.


(10)         SUBSEQUENT EVENTS

             On February 4, 1999, the Board of Directors authorized a 10% stock dividend to be distributed on or about March 10, 1999 to shareholders of record on February 19, 1999. The consolidated financial statements have not been restated to reflect the number of shares outstanding following the dividend.

(11)         LITIGATION

             There has been no material change to the status of the litigation referred to in the Company's 1998 Annual Report to Shareholders, sections of which are incorporated in the Company's Form 10-K filed for the fiscal year ended September 30, 1998.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
                      THREE MONTHS ENDED DECEMBER 31, 1997

Net sales in 1998 of $93,621,000 increased 17.6% from 1997 net sales of $79,618,000 for the first quarter. The increase came principally from the Swimming Pool and Spa Equipment Segment and the Swimming Pool Sales and Installation Segment both of which benefited from acquisitions in the latter part of fiscal 1998. This increase was partially offset by lower sales in the Water Treatment and Systems Equipment Segment as a result of the sale of one of it's business units in July, 1998, and continued softness in several of its end markets which was experienced towards the end of fiscal 1998.

Gross Profit increased from 22.8% to 24.6% of sales for the first quarter. The increase was attributable to improved results in the Swimming Pool and Spa Equipment Segment as a result of cost improvements arising from last year's facility consolidation and from higher sales.

Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales increased from 20.6% to 24.4%. The increase was attributable to a combination of increased spending in the Swimming Pool Sales and Installation Segment for acquisition integration and lead-generating activities and lower than normal expenses in the first quarter of fiscal 1998 due to an adjustment in the accrual for incentive based employee stock options related to a reduction in the number of eligible stock options.

Interest and other expense increased by $525,000 to $2,133,000. The increase was the result of increased borrowings that were used to finance the acquisitions completed in fiscal 1998.

The Company's effective tax rate was 35% in both periods.

As a result of the above items, the Company incurred a net loss of $1,252,000, or $.11 per diluted share in the current quarter, which is a decrease of $1,334,000 from the net income of $82,000 or $.01 per diluted share reported last year.

                               LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 funded debt was $141,640,000 an increase of $24,306,000 from September 30, 1998. The increase came principally as a result of normal seasonal working capital requirements which increased working capital by $25,629,000 from September 30, 1998 to a level of $58,974,000 at December 31, 1998.

Capital expenditures of $2,849,000 for the first quarter decreased $1,852,000 compared to $4,701,000 for the same period last year. The decrease is attributable to higher than normal capital expenditures in fiscal 1998, related to the Company's expansion into India and consolidation activities undertaken in the Swimming Pool and Spa Equipment Segment following the acquisition of General Aquatics and subsequent closure of the Company's City of Industry plant.

The Company believes that funds available under its revolving credit facility and funds generated from operations will be sufficient to satisfy its anticipated operating and capital needs in fiscal 1999.

The Company is involved in various claims and lawsuits incidental to its business, including product liability claims which are covered by insurance after certain deductibles. Although the Company believes that's its reserves are adequate, a significant increase in the aggregate amount of claims could have an adverse effect on the deductible level or upon the Company's ability to obtain product liability coverage for certain product lines. While the ultimate result of these contingencies cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the consolidated financial position or results of operations of the Company.


                                YEAR 2000 MATTERS

The Company utilizes computer technologies to varying degrees throughout its three business segments to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches.

During the past several years as a result of an operational decision to improve its information systems, most of the significant business units within the Water Treatment and Systems Equipment Segment and Swimming Pool and Spa Equipment Segment have implemented enterprise-wide information systems. These information systems are substantially year 2000 compliant, and therefore the costs to make them fully compliant are not expected to be material. The Company is currently in the process of assessing the information systems in the remaining business units within these segments for year 2000 compliance. Business units whose information systems are not year 2000 compliant will either implement the Company's enterprise-wide information system or make modifications to existing systems. In addition, these segments are in the process of evaluating the computer controlled equipment and other systems utilized in the business that use embedded processors that have the potential to be date sensitive to the year 2000 issue. Costs to replace or modify these information systems and processors are not expected to exceed $1 million and will be completed by mid-1999. In addition, the Swimming Pool Sales and Installation Segment in 1997, as part of an overall modernization and upgrade of its information systems, began preparing its computer systems and applications for the date change in the year 2000. To date, this process has involved modifying or replacing certain hardware and upgrading certain software and has not involved material costs to the Company. The Company believes that substantially all of the necessary systems and applications changes will be completed by mid-1999, and that the amount of additional costs, if any, needed to address the year 2000 issue will be immaterial. For all of the Company's business segments, the costs of year 2000 issue are being funded through operating cash flow and are not material to the Company. The Company's segments have also not deferred any significant information technology projects to address the year 2000 issue.

The Company currently believes it will be able to modify, replace or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to modify and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly changed or modified on a timely basis, there can be no assurances that all year 2000 correction activities will be completed and properly tested before the year 2000, or that contingency plans will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of the Company's ability to conduct its business due to a year 2000 issue could have a material adverse effect on the Company.

The Company is in the process of surveying suppliers and customers critical to its business for the purpose of obtaining assurance regarding their ability to properly operate their systems in the year 2000. The Company has targeted the completion of these activities by mid-1999. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

                    PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report and other materials filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion, plant integrations and consolidations, business development activities, other capital spending, financing or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those relating to: the costs of integrating acquired businesses; product development activities; dependence on existing management; global economic and market conditions; the impact of weather on the pool businesses, and year 2000 issues.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                There has been no material change to the status of the legal proceedings referred to in the 1998 Form 10-K during the period covered by this report.


ITEM 2.  CHANGES IN SECURITIES

                No change.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

                The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on February 4, 1999. Of the 11,966,827 shares of Common Stock outstanding and entitled to vote at the Annual Meeting, 10,863,429 shares were each present in person or by proxy, each entitled to one vote on each matter to come before the meeting.

                The following matter was submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated:

                Proposal to elect 3 directors to hold office until the Annual Meeting of Shareholders in 2002 and until their respective successors are duly elected and qualified:

                Votes cast FOR the election of Mr. Humphrey:        10,854,237
                Votes WITHHELD:                                          9,192

                Votes cast FOR the election of Ms. Jorgenson:       10,854,237
                Votes WITHHELD:                                          9,192

                Votes cast FOR the election of Mr. Waldin:          10,854,002
                Votes WITHHELD:                                          9,427


                Shares held by brokers and nominees:                 9,158,357
                Shares held by brokers and nominees not voted:         912,092

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

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



                                         ESSEF Corporation
                                         (Registrant)




                                         Thomas B. Waldin
                                         ------------------------------------
                                         THOMAS B. WALDIN
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)




                                         Stuart D. Neidus
                                         STUART D. NEIDUS
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Accounting Officer)






Date: February 10, 1999