Form 10-Q
period 1999-03-31
ESSEF CORP
filed 1999-05-14
CIK 814037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the quarterly period ended       March 31, 1999
                                    --------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    ---------------    ---------------

Commission File Number     0-15902
                       ---------------------------------------------------------

                                Essef Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                                 34-0777631
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    220 Park Drive, Chardon, Ohio                                   44024
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code  (440) 286-2200
                                                   ----------------

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


            Class                     Outstanding at May 10,1999
--------------------------------------------------------------------------------
Common Shares, no par value              13,073,400 Shares

                                ESSEF CORPORATION
                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                      Sequential
                                                                       Page No.
                                                                       --------

Part I - Financial Information

     Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
            March 31, 1999 and September 30, 1998...................          3
          Condensed Consolidated Statements of Income -
            Three Months and Six Months Ended March 31, 1999
            and 1998.................................................          4
          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended March 31, 1999 and 1998.................          5
          Notes to Condensed Consolidated Financial
            Statements...............................................       6-10

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations........      11-14

Part II - Other Information

     Item 1.  Legal Proceedings......................................         15

     Item 2.  Changes in Securities..................................         15

     Item 4.  Submission of Matters to a Vote of Security
                Holders..............................................         15

     Item 6.  Exhibits and Reports on Form 8-K.......................         15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ESSEF CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                         March 31,         September 30,
ASSETS                                                     1999                1998
------                                                  -----------         ---------
                                                        (unaudited)         (audited)
Current Assets
      Cash and cash equivalents ...............          $  2,271           $  1,137
      Accounts receivable, net ................            90,405             44,545
      Inventories, net ........................            53,004             50,163
        Prepayments and other .................             5,634              3,069
                                                         --------           --------
           Total current assets ...............           151,314             98,914

Property, plant and equipment, net ............            77,332             79,076
Goodwill, net .................................            74,163             74,444
Deferred income taxes .........................             3,415              4,391
Other .........................................             7,770             10,098
                                                         --------           --------
                                                         $313,994           $266,923
                                                         ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
        Short-term borrowings .................          $  5,398           $  3,853
        Current maturities of long-term debt ..               662                859
        Accounts payable ......................            25,903             23,871
        Accrued expenses ......................            36,797             33,301
        Accrued income taxes ..................             3,592              3,685
                                                         --------           --------
           Total current liabilities ..........            72,352             65,569

Long-term debt ................................           151,554            112,622
Other long-term Liabilities ...................             6,356              5,054

Shareholders' Equity
        Preferred shares without par value,
           authorized 1,000,000 shares,
           none issued ........................
                                                         --------           --------
        Common shares without par value,
           authorized 40,000,000 shares, issued
           13,687,425 and 13,503,734 shares, ..            52,192             50,570
        Treasury shares at cost, 618,127
           and 503,927 shares, respectively ...            (9,898)            (7,962)
        Retained earnings .....................            41,994             40,888
        Other Comprehensive Income ............              (556)               182
           Total shareholders' equity .........            83,732             83,678
                                                         --------           --------
                                                         $313,994           $266,923
                                                         ========           ========


See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                  Three Months Ended      Six Months Ended
                                       March 31,              March 31,
                                   1999        1998        1999        1998
                                  ------     -------    --------      ------

Net sales....................   $115,202    $ 91,756    $208,822   $ 171,374

Cost of sales................     84,692      66,621     155,302     128,108
                                --------    --------    --------    --------

  Gross profit...............     30,510      25,135      53,520      43,266

Operating expenses...........     24,383      19,894      47,186      36,291
                                --------    --------    --------    --------

  Income from operations.....      6,127       5,241       6,334       6,975

Interest and other expense...      2,499       2,157       4,632       3,765
                                --------    --------    --------    --------

  Income before income taxes.      3,628       3,084       1,702       3,210

Provision for income taxes...      1,270       1,079         596       1,123
                                --------    --------    --------    --------

  Net income.................   $  2,358    $  2,005    $  1,106    $  2,087
                                ========    ========    ========    ========

Earnings per share:

  Basic                             $.18        $.16        $.08        $.16
                                ========    ========    ========    ========

  Diluted                           $.16        $.14        $.07        $.14
                                ========    ========    ========    ========


Average shares outstanding:

  Basic                           13,078      12,885      13,065      12,850
                                ========    ========    ========    ========

  Diluted                         15,001      14,786      14,967      14,769
                                ========    ========    ========    ========


See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         March 31,
                                                                  1999               1998
                                                                --------           --------
Cash Flows from Operating Activities
      Net income .....................................          $  1,106           $  2,087
      Adjustments to reconcile net income
      to net cash used for operating activities
                Depreciation and amortization ........             7,418              5,413
                Deferred taxes .......................             1,043                308
                Other ................................               538               (761)
      Changes in operating assets and liabilities
           Accounts receivable .......................           (46,864)           (33,245)
           Inventories ...............................            (3,377)            (8,956)
           Prepayments and other .....................            (2,610)              (216)
           Accounts payable ..........................             2,512              9,945
           Accrued expenses ..........................             5,950             (5,698)
           Accrued income taxes ......................               (93)            (1,088)
                                                                --------           --------
                Net cash used in operating activities            (34,377)           (32,211)
                                                                --------           --------

Cash Flows for Investing Activities
      Additions to property, plant and equipment .....            (4,717)            (9,625)
      Proceeds on sale of land and buildings .........             1,127                 --
      Business acquisitions ..........................              (412)            (5,117)
      Other, net .....................................                --             (2,169)
                                                                --------           --------
                Net cash used in investing activities             (4,002)           (16,911)
                                                                --------           --------

Cash Flows from Financing Activities
      Proceeds from long term debt ...................            39,060             49,013
      Increase in short-term borrowings ..............             1,220                 54
      Treasury stock acquired ........................            (1,936)                --
      Proceeds from exercise of stock options ........             1,169                188
                                                                --------           --------
           Net cash provided by financing activities .            39,513             49,255
                                                                --------           --------

Net change in cash and cash equivalents ..............             1,134                133

Cash and cash equivalents
  Beginning of period ................................             1,137              1,668
                                                                --------           --------
  End of period ......................................          $  2,271           $  1,801
                                                                ========           ========


Supplemental Cash Flow Information
           Interest paid .............................          $  4,467           $  3,414
                                                                ========           ========
           Income taxes paid .........................          $    165           $  2,206
                                                                ========           ========


See notes to condensed consolidated financial statements.

                       ESSEF CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of Essef Corporation and subsidiaries (the "Company") as of March 31, 1999, and the results of operations for the three month and six month periods ended March 31, 1999 and 1998, and cash flows for the six-month periods ended March 31, 1999 and 1998.

           These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders, sections of which are incorporated into the Company's Form 10-K filed for the fiscal year ended September 30, 1998. The results of operations for the three month and six month periods ended March 31, 1999 may not necessarily be indicative of the operating results for the full year.

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

           The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                           Three Months Ended        Six Months Ended
                                                March 31,               March 31,
                                            1999        1998        1999        1998
                                           -------     -------     -------     -------
                                               (unaudited)            (unaudited)
             Numerator
              Net income available to
               common shareholders         $ 2,358     $ 2,005     $ 1,106     $ 2,087
                                           =======     =======     =======     =======
             Denominator
              Weighted average common
               shares outstanding           13,078      12,885      13,065      12,850

              Dilutive effect of
               stock options                 1,923       1,901       1,902       1,919
                                           -------     -------     -------     -------
             Denominator for net
              income per diluted share      15,001      14,786      14,967      14,769

             Earnings per share:

              Basic                           $.18        $.16        $.08        $.16
                                           =======     =======     =======     =======

              Diluted                         $.16        $.14        $.07        $.14
                                           =======     =======     =======     =======



 (4)         INVENTORIES

             Inventories are valued as follows:
                  (Dollars in thousands)

                                                        March 31,            September 30,
                                                          1999                   1998
                                                       -----------            ---------
                                                       (unaudited)            (audited)
                FIFO COST
                  Raw materials......................    $23,501                $24,543
                  Work-in-process....................      1,694                  1,926
                  Finished goods.....................     29,009                 24,818
                                                         -------                -------
                                                          54,204                 51,287
                    Excess of FIFO over LIFO cost....     (1,200)                (1,124)
                                                         -------                -------
                       Net Inventories...............    $53,004                $50,163
                                                         =======                =======

(5)          SHORT-TERM BORROWINGS

             The Company's European subsidiaries have working capital lines of credit of approximately $12,000,000. At March 31, 1999 and September 30, 1998, $2,987,000 and $1,595,000, respectively was outstanding. At March 31, 1999, interest was at rates ranging from 3.95% to 9.0%. In addition, a note payable of $2,411,000 and $2,258,000 relating to an acquisition was outstanding at March 31, 1999 and September 30, 1998, respectively. At March 31, 1999, the interest rate on the note was 6%.

(6)          LONG-TERM DEBT

             The Company through its bank group has an unsecured $185,000,000 multi-currency revolving loan facility ("Credit Facility"). The Credit Facility matures April 30, 2003 and may be extended in one year increments with the approval of the bank group. The Credit Facility includes commitment reductions at specified dates and for events throughout the term of the loan; however, the commitment does not reduce below $135,000,000. Interest rates are based on increments over the LIBOR or foreign currency equivalent rate. A
             17.5 basis point facility fee is payable on the total amount of the commitment. As of March 31, 1999, interest rates ranged from 5.26% to 5.62%. The Company is in compliance with all of its covenants under its credit facilities.

             In October 1998, the Company entered into an interest rate swap arrangement with one of the members of its bank group. The swap arrangement is for a $50,000,000 notional amount for a two-year term with a bank option for a third year and fixes the Company's interest rate at 4.45% plus the applicable bank margin based on the Company's leverage ratio. The effective interest rate on this portion of debt was 4.945% at March 31, 1999. Additionally, in May 1997, the Company entered into an interest rate swap arrangement with another commercial bank for a $30,000,000 notional amount for a two-year period that effectively fixes the Company's interest rate at 6.33% plus the applicable bank margin based on the Company's leverage ratio. The effective interest rate on this portion of debt was 6.83% at March 31, 1999. The Company does not use derivatives for trading purposes.

             Long-term debt consists of the following:
             (In thousands)

                                                                        March 31,             September 30,
                                                                          1999                    1998
                                                                        --------                --------
                                                                       (unaudited)              (audited)
                    Revolving credit facilities                          $150,000               $110,940
                    Other                                                   2,216                  2,541
                                                                         --------               --------
                                                                          152,216                113,481
                    Less current maturities                                  (662)                  (859)
                                                                         --------               --------
                    Long-term debt                                       $151,554               $112,622
                                                                         ========               ========

(7)          COMMON STOCK

             Under a stock repurchase program authorized by the Company's Board of Directors, the Company purchased 114,200 shares of treasury stock in the six month period ended March 31, 1999, for $1,936,000.

(8)           COMPREHENSIVE INCOME

              Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard's No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes new standards for reporting comprehensive income and its components. Comprehensive income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders.

              Consolidated statements of comprehensive income are as follows:

                                            Three Months Ended      Six Months Ended
                                                 March 31,               March 31,
                                             1999        1998        1999        1998
                                            ------     -------    --------      ------
                                                (Unaudited)            (Unaudited)

               Net Income                   $2,358      $2,005      $1,106      $2,087

               Other Comprehensive
                   (loss)/Income:
                Foreign Currency
                 translation adjustment       (879)       (172)       (738)         77
                                            ------      ------      ------      ------

              Comprehensive Income          $1,479      $1,833      $  368      $2,164
                                            ======      ======      ======      ======

(9)           STOCK DIVIDEND

              On February 4, 1999, the Board of Directors authorized a 10% dividend which was distributed on March 10, 1999 to shareholders of record on February 19, 1999. The consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.


(10)          ACCOUNTING PRONOUNCEMENTS

              In June 1997, the Financial Accounting Standards Board ("Board") issued Statement of Financial Accounting Standard's No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Applying SFAS 131, the Company would presently have three reportable segments: Swimming Pool and Spa Equipment, Water Treatment and Systems Equipment and Swimming Pool Sales and Installation. The Company will adopt SFAS 131 for its financial statement disclosures in its annual report for the year ending September 30, 1999.

(11)         LITIGATION

             There has been no material change to the status of the litigation referred to in the Company's 1998 Annual Report to Shareholders, sections of which are incorporated in the Company's Form 10-K filed for the fiscal year ended September 30, 1998.


(12)         SUBSEQUENT EVENT

             On April 30, 1999, the Company announced that it had entered into a merger agreement with Pentair, Inc. whereby each Essef common share would be exchanged for $19.09 cash. In addition to the $19.09 in cash per share, just prior to the merger, the Company will distribute to its shareholders, for each share of Essef common stock held, 0.25 shares of its Anthony & Sylvan Pools Corporation subsidiary, thus creating a new stand-alone public company. Holders of Essef shares immediately prior to the consummation of the acquisition will receive Anthony & Sylvan shares in connection with the split-off. Based on independent valuation analyses, the value of the Anthony & Sylvan stock to be received by Essef shareholders is expected to be $3.00 - $3.50 for each Essef share held. The purchase price for the Essef common shares will total approximately $312 million in cash plus the assumption of debt. These transactions are expected to close on or about July 31, 1999.

             The merger agreement, which was approved by the boards of directors of both Essef and Pentair, is subject to Essef shareholder approval, regulatory approval under the Hart-Scott-Rodino Act and the completion of limited due diligence by Pentair. The distribution of Anthony & Sylvan shares is subject to the clearance of a registration statement to be filed with the Securities and Exchange Commission. The receipt of Anthony & Sylvan shares will be treated as a taxable distribution to Essef shareholder's, and will not be preceded by an initial public offering as earlier announced by Essef in 1998. Anthony & Sylvan, as part of the transaction with Pentair, will also assume $17 million of Essef debt, subject to certain adjustments.

ITEM 2.


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1998


Net sales of $115,202,000 for the second quarter of fiscal 1999 increased 26% over fiscal 1998 net sales of $91,756,000. The increase was primarily attributable to the Swimming Pool and Spa Equipment Segment and the Swimming Pool Sales and Installation Segment as a result of four acquisitions completed in the latter part of fiscal 1998.

Gross profit decreased from 27.4% to 26.5%. The decrease was primarily attributable to increased sales from the Swimming Pool Sales and Installation Segment which has lower gross margin's during it's off-season than the Company's other businesses. Additionally, employee and other related costs incurred in the Water Treatment and Systems Equipment Segment related to staffing reductions also contributed to the decrease for the quarter. The decrease was partially offset by improved gross profit margins in the Swimming Pool and Spa Equipment Segment as a result of increased sales volumes and acquisitions.

Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales decreased from 21.7% to 21.2%. Reductions within the Swimming Pool and Spa Equipment Segment due to synergies created with prior year acquisitions were partially offset by increases within the Swimming Pool Sales and Installation Segment which were attributable to increased spending for sales and marketing lead-generating activities.

Interest and other expense increased by $342,000 to $2,499,000. The increase was the result of increased borrowings, which were used to finance the acquisitions completed in fiscal 1998.

The Company's effective tax rate was 35% in both periods.

As a result of the above items, net income of $2,358,000 or $.16 per diluted share, increased $353,000 from $2,005,000 or $.14 per diluted share in the prior year.

                  SIX MONTHS ENDED MARCH 31, 1999 COMPARED WITH
                         SIX MONTHS ENDED MARCH 31, 1998

Net sales of $208,822,000 increased 22% over fiscal 1998 net sales of $171,374,000. As with the second quarter results described above, the increase was attributable to five acquisitions completed in fiscal 1998 which benefited both the Swimming Pool and Spa Equipment and Swimming Pool Sales and Installation Segments.

Gross profit increased from 25.2% of sales to 25.6% as a result of improved gross profit margins within the Swimming Pool and Spa Equipment Segment. The increase in gross margins was partially offset by an increase in sales within the Swimming Pool Sales and Installation Segment which has lower gross margins than the Company's other businesses.

Operating expenses, consisting of engineering and development, selling, and administrative expenses, as a percentage of sales increased from 21.2% to 22.6%. The increase came principally from the Swimming Pool Sales and Installation Segment due to additional sales and marketing lead-generating activities and lower than normal expenses in 1998 due to an adjustment in the accrual for incentive based employee stock options related to a reduction in the number of eligible stock options. Partially offsetting these increases were reductions in the Water Treatment and Systems Equipment Segment as a result of a number of cost reduction initiatives implemented during the first quarter of fiscal 1999.

Interest and other expense increased by $867,000 to $4,632,000. The increase was the result of increased borrowings, which were used to finance the five acquisitions completed in fiscal 1998.

The Company's effective tax rate was 35% in both periods.

As a result of the above items, net income of $1,106,000 or $.07 per diluted share, decreased $981,000 from $2,087,000 or $.14 per diluted share in the prior year period.


                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 funded debt was $157,614,000 an increase of $40,280,000 from September 30, 1998. The increase came principally as a result of normal seasonal working capital requirements which increased working capital by $46,965,000 from September 30, 1998 to a level of $85,022,000 at March 31, 1999.

Capital expenditures of $4,717,000 for the six months decreased $4,908,000 compared to $9,625,000 for the same period last year. The decrease is attributable to higher than normal capital expenditures in fiscal 1998, related to the Company's expansion into India and consolidation activities undertaken in the Swimming Pool and Spa Equipment Segment following the acquisition of General Aquatics and subsequent closure of the Company's City of Industry plant.

The Company believes that funds available under its revolving credit facility and funds generated from operations will be sufficient to satisfy its anticipated operating needs and capital improvements in fiscal 1999.

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

                    PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report and other materials filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. Such statements may relate to plans for future expansion, plant integration's and consolidations, business development activities, other capital spending, financing or the effects of regulation and competition. Such information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to those relating to: the costs of integrating acquired businesses; product development activities; dependence on existing management; global economic and market conditions; the impact of weather on the pool businesses; the unpredictability of the stock markets; events that may impact the availability of bank financing and year 2000 issues.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              13     Independent Public Accountants' Review
                     Report

              15     Independent Public Accountants'
                     Awareness Letter

              27     Financial Data Schedule


         (b)  Form 8-K

              The following report was filed on Form 8-K during the quarter for which this Report is filed

              Filed May 7, 1999 - Agreement and Plan of Merger dated April 30, 1999, among Pentair, Inc., Northstar Acquisition Company and Essef Corporation.

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






Date: May 12, 1999